Form 10-Q
period 2025-03-31
Focus Impact BH3 NewCo, Inc.
filed 2025-05-29
CIK 2019793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 333-281116

FOCUS IMPACT BH3 NEWCO, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-4582264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 33rd Floor New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 213-0243
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:

None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 29, 2025, there were 100 shares of common stock, par value $0.01 per share, issued and outstanding.

Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
	Consolidated Condensed Statements of Operations for the three months ended March 31, 2025 and for the Period from March 6, 2024 (Inception) to March 31, 2024 (Unaudited)	2
	Consolidated Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2025 and for the Period from March 6, 2024 (Inception) to March 31, 2024 (Unaudited)	3
	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2025 and for the Period from March 6, 2024 (Inception) to March 31, 2024 (Unaudited)	4
	Notes to Consolidated Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II. OTHER INFORMATION		15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES

1

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.

FOCUS IMPACT BH3 NEWCO, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Total current assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable	$39,453	$27,753
Accounts payable to Parent	4,400
Non-Redemption Agreement	1,240,000	1,250,000
Total current liabilities	$1,283,853	$1,277,753

TOTAL LIABILITIES	$1,283,853	$1,277,753

Commitments and Contingencies (Note 6)	$-	$-

STOCKHOLDER’S DEFICIT
Common stock, par value $0.01; 100 shares authorized, issued, and outstanding	$1	$1
Stock subscription receivable, from related party	(100)	(100)
Additional paid-in capital	99	99
Accumulated deficit	(1,283,853)	(1,277,753)
Total stockholder’s deficit	$(1,283,853)	$(1,277,753)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 NEWCO, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Period from March 6, 2024 (Inception) to March 31, 2024
Operating and formation costs	$16,100	$2,953
Loss from operations	(16,100)	(2,953)

Other income:
Change in fair value of Non-Redemption Agreement	10,000	-

Total other income	10,000	-

Loss before provision for income taxes	(6,100)	(2,953)

Provision for income taxes	-	-

Net loss	$(6,100)	$(2,953)

Weighted average number of shares of common stock outstanding, basic and diluted	100	100
Basic and diluted net loss per share of common stock	$(61.00)	$(29.53)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 NEWCO, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
(UNAUDITED)
For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance, December 31, 2024	100	$1	$99	(100)	$(1,277,753)	$(1,277,753)
Net loss	-	-	-	-	(6,100)	(6,100)
Balance, March 31, 2025	100	$1	$99	$(100)	$(1,283,853)	$(1,283,853)
For the period from March 6, 2024 (inception) to March 31, 2024

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance, March 6, 2024 (inception)	-	$-	$-	$-	$-	$-
Shares issued to founder	100	1	99	(100)	-	-
Net loss	-	-	-		(2,953)	(2,953)
Balance, March 31, 2024	100	$1	$99	$(100)	$(2,953)	$(2,953)
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 NEWCO, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the period from March 6, 2024 (inception) to March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,100)	$(2,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Change in fair value of Non-Redemption Agreement	(10,000)	-
Accounts payable	11,700	2,953
Accounts payable to Parent	4,400	-
CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
CASH USED IN FINANCING ACTIVITIES	-	-
NET CHANGE IN CASH
Cash, beginning of period	-	-
Cash, end of period	$-	$-

 The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

FOCUS IMPACT BH3 NEWCO, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2025

Note 1.
Organization
Description of Business
Focus Impact BH3 NewCo, Inc. (“NewCo”) was incorporated in Delaware on March 6, 2024, and NewCo’s registered office is at 251 Little Falls Drive, Wilmington, County of New Castle, Delaware 19809. NewCo was formed as a wholly-owned subsidiary of Focus Impact BH3 Acquisition Company (“FI BH3”).
Focus Impact BH3 Merger Sub 1, LLC (“Merger Sub 1”) was incorporated in Delaware on March 6, 2024, and Merger Sub 1’s registered office is at 251 Little Falls Drive, Wilmington, County of New Castle, Delaware 19809. Merger Sub 1 was formed as a wholly-owned subsidiary of NewCo.
Focus Impact BH3 Merger Sub 2, Inc. (“Merger Sub 2”) was incorporated in Delaware on March 6, 2024, and Merger Sub 2’s registered office is at 251 Little Falls Drive, Wilmington, County of New Castle, Delaware 19809. Merger Sub 2 was formed as a wholly-owned subsidiary of NewCo.
Proposed Business Combination
On March 11, 2024, FI BH3 entered into a business combination agreement (the “Business Combination Agreement”) with NewCo, Merger Sub 1, Merger Sub 2, and XCF Global Capital, Inc., a Nevada corporation (“XCF”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) FI BH3 will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the Business Combination, NewCo will become a new publicly-traded company.
Reimbursable Expenses
 Pursuant to the Business Combination Agreement, XCF has agreed to pay for or reimburse, as the case may be, FI BH3 for all expenses due and payable by FI BH3 in connection with the Business Combination (such expenses, collectively, “Reimbursable Expenses”). Such Reimbursable Expenses include:
1)
any expenses payable to any governmental authority in connection with the Business Combination Agreement, including the Hart-Scott-Rodino Act filing fee and the S-4 filing fee;
2)
registrar, transfer agent and printer expenses;
3)
fees and expenses of third party advisors;
4)
fees and expenses of auditors and accountants;
5)
excise taxes of FI BH3; and
6)
any placement fee and any other fees, costs or expenses incurred in connection with NewCo’s listing on the Applicable Exchange.

In the event that any Reimbursable Expenses become due and payable prior to the closing of the Business Combination, XCF has agreed to pay such Reimbursable Expenses directly on behalf of FI BH3, within five (5) business days of its receipt of a written statement setting forth the amount of such Reimbursable Expenses from FI BH3. Additionally, XCF has agreed to pay any Reimbursable Expenses which are outstanding, or which will become due and payable, as of a termination of the Business Combination Agreement.
 On February 5, 2025, the SEC declared effective the registration statement on Form S-4, initially publicly filed by NewCo with the SEC on July 31, 2024. On February 27, 2025, FI BH3’s stockholders approved at a special meeting the Business Combination Agreement and the transactions contemplated thereby. We expect to close the XCF Business Combination in the first half of 2025.

Special Meeting of Stockholders
On July 31, 2024, following approval by FI BH3’s stockholders at a special meeting (the “July 2024 Special Meeting”), FI BH3 effected an amendment to its amended and restated certificate of incorporation to further extend the period of time by which FI BH3 has to consummate an initial business combination (the “Termination Date”) to February 7, 2025 and to allow FI BH3, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to two times, by an additional one month each time, after February 7, 2025, by resolution of FI BH3’s board of directors. The board of directors subsequently extended the Termination Date to April 7, 2025.
On April 7, 2025, FI BH3 held the April 2025 Special Meeting to amend FI BH3’s amended and restated certificate of incorporation, as amended, to (i) extend the Termination Date from April 7, 2025 to May 7, 2025, and to allow FI BH3, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times, by an additional one month each time, after the Charter Extension Date, by resolution of the FI BH3’s board of directors if requested by FI BH3’s sponsor, and upon five days’ advance notice prior to the applicable Termination Date. The stockholders of the FI BH3 approved the April 2025 Extension Amendment Proposal at the April 2025 Special Meeting.
In connection with the July 2024 Special Meeting, FI BH3 and NewCo entered into non-redemption agreements (“2024 Non-Redemption Agreements”) with certain stockholders of FI BH3 pursuant to which, such stockholders agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,047,399 shares of Class A common stock of FI BH3 in connection with the July 2024 Special Meeting and to hold such shares through the July 2024 Special Meeting. In exchange for the foregoing commitments not to redeem such shares of Class A common stock, NewCo agreed to issue to such stockholders, for no additional consideration, an aggregate of 174,566 shares of Class A common stock of NewCo (and up to an aggregate of 232,750 shares of Class A common stock of NewCo if FI BH3 utilizes the two monthly extensions described above), in connection with the consummation of the initial Business Combination. In 2025, FI BH3 utilized the two monthly extensions described above and the stockholders holding the non-redemption agreements did not redeem their shares. As a result, NewCo will issue 232,750 shares of its common stock in connection with the closing of the initial Business Combination.
Risks and Uncertainties
NewCo was formed to be the surviving company in connection with a proposed Business Combination between the parent company, FI BH3, and XCF. NewCo has no prior operating activities. NewCo’s only material assets are its direct and indirect interests in FI BH3, and NewCo is accordingly dependent upon distributions from FI BH3 to pay dividends and taxes and other expenses. NewCo’s results of operations and ability to complete the proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond NewCo’s control. NewCo’s plans to consummate the proposed Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability. NewCo cannot, at this time, fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and NewCo’s ability to complete the proposed Business Combination.
Liquidity, Capital Resources and Going Concern
As of March 31, 2025, NewCo had no cash, a working capital deficit of $1,283,853 and no sources of funding other than funds that may be obtained from FI BH3.
These conditions raise substantial doubt about NewCo’s ability to continue as a going concern one year from the date that these consolidated condensed financial statements are issued. These consolidated condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should NewCo be unable to continue as a going concern.
As a plan to alleviate its going concern, on March 11, 2024, FI BH3 entered into a proposed Business Combination Agreement with XCF.

Note 2.
Summary of Significant Accounting Policies
Basis of Presentation
NewCo’s unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the NewCo’s Special Financial Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on May 6, 2025, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.
Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of NewCo and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Segment Reporting
NewCo complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.
Emerging Growth Company
NewCo is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. NewCo has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, NewCo, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of NewCo’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires NewCo’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considers in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Fair Value of Financial Instruments
The fair value of the NewCo’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“Topic 820”), approximates the carrying amounts represented in the accompanying financial statements. The carrying amounts of working capital balances approximate their fair values due to the short maturities of these items. Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of characteristics specific to the financial instruments, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Financial instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value. The three levels of the fair value hierarchy under Topic 820 are as follows:
Level 1—Unadjusted quoted prices in active markets for identical financial instruments at the measurement date are used.
Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar financial instruments in active markets, quoted prices for identical or similar financial instruments in markets that are not active, inputs other than quoted prices that are observable for the financial instruments and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the financial instruments. The inputs used in determination of fair value require significant judgment and estimation.
In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the financial instrument is categorized in its entirety is determined based on the lowest level input that is significant to the financial instrument.
The carrying amounts of working capital balances approximate their fair values due to the short maturity of these items.
Non-Redemption Agreement
NewCo has determined the 2024 Non-Redemption Agreements entered into in connection with the July 2024 Special Meeting are a liability classified derivative instrument. As such, the 2024 Non-Redemption Agreements were recognized at fair value at inception of the of the agreements and remeasured to fair value at March 31, 2025 and December 31, 2024 with the change in fair value recognized in the consolidated condensed statements of operations.
Reimbursable Expenses
NewCo recognized the Reimbursable Expenses following ASC 805 in accordance with the nature of the costs originally incurred. As such, expenses reimbursed to the Company or paid for on behalf of the Company are reported as a reduction of expenses incurred by the Company on the consolidated condensed statement of operations. Due to uncertainty in collections of the reimbursable expenses, the Company recognizes a reduction of expenses when received. For the three months ended March 31, 2025 and for the period from March 6, 2024 (inception) through March 31, 2024, the Company is reporting a reduction in operating costs of $0.

Income Taxes
 NewCo and its subsidiaries do not file separate company tax returns. Instead, the parent company, FI BH3 will file a consolidated tax return including the financial results of NewCo and its subsidiaries. As of March 31, 2025 and December 31, 2024, there were no uncertain tax positions related to NewCo or its subsidiaries.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing the net loss attributable to the common stockholder by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For the purposes of the diluted net loss per share calculation the shares issuable in accordance with the Subscription Agreement are considered to be potentially dilutive securities pursuant to the treasury stock method.
For purposes of calculating diluted loss per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive.
At March 31, 2025, 1,320,000 shares of common stock that may be issued in association with the Subscription Agreement are excluded from diluted net loss per share as the conditions for the issuance of the shares has not happened. At March 31, 2024, the Subscription Agreement did not exist. Shares that might be issuable in relation to the proposed Business Combination are excluded from the diluted net loss per share as the conditions for the issuance of the shares has not happened.
Recently Issued Accounting Pronouncements
NewCo has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. NewCo does not expect the adoption of any recently issued pronouncements to have a material impact on its results of operations or financial position.
Note 3.
Related Party Transactions
NewCo’s parent company, FI BH3, has entered into a stock subscription agreement for the acquisition of the shares of common stock issued to FI BH3. As such, at March 31, 2025 and December 31, 2024, FI BH3 owes $100 to NewCo for the payment of NewCo’s common stock.
FI BH3 has paid certain expenses on behalf of NewCo. At March 31, 2025 and December 31, 2024, NewCo has an intercompany payable on the consolidated condensed balance sheets of $4,400 and $0, respectively.
Note 4.
Stockholder’s Deficit
Common stock
NewCo is authorized to issue 100 shares of common stock with par value of $0.01 each. As of March 31, 2025 and December 31, 2024 there were 100 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote.
Note 5—Fair Value Measurements
NewCo follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period. The following table presents information about NewCo’s derivative liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs NewCo utilized to determine such fair value.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed.

Accordingly, the degree of judgment exercised by NewCo in determining fair value is greatest for investments categorized in Level 3.
The following table presents the changes in the fair value of the NewCo’s financial assets and liabilities:

2024 Non- Redemption Agreements
Initial value	$1,002,000
Change in fair value	248,000
Fair value as of December 31, 2024	$1,250,000
Change in fair value	(10,000)
Fair value as of March 31, 2025	$1,240,000

At March 31, 2025 and December 31, 2024 the 2024 Non-Redemption Agreements were valued using a likelihood-weighted scenario analysis; a Level 3 categorization.
The model used for the 2024 Non-redemption Agreements requires the use of subjective assumptions:
●
The Risk-free rate as of the valuation date was selected based upon a typical equity investor assumed holding period.
●
The expected volatility assumption was based on the implied volatility from NewCo’s common stock and warrants. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement and vice versa.
●
Probability of an Initial Business Combination as based on the NewCo’s management.
The key inputs into the models for the 2024 Non-Redemption Agreements were as follows:

Input	March 31, 2025	December 31, 2024

Probability of an Initial Business Combination	90%	70%
Risk-free rate	4.30%	4.32%
Expected term (years)	0.17	0.25
Expected volatility	De minimis	De minimis
Class A common stock price of FI BH3	$6.00	$10.22

Note 6.
Commitments and Contingencies
Legal Proceedings
NewCo is not currently party to any material legal proceedings. At each reporting date, NewCo evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. NewCo expenses as incurred the costs related to such legal proceedings.
Note 7.
Segment Information
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by NewCo’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
NewCo’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews the operating results for NewCo as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that NewCo only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the consolidated condensed balance sheets as total assets. When evaluating NewCo’s performance and making key decisions regarding resource allocation the CODM reviews operating and formation costs. For the three months ended March 31, 2025 and for the period from March 6, 2024 (inception) through March 31, 2024, NewCo reported operating and formation costs of $16,100 and $2,953, respectively.
The key metric included in segment profit or loss reviewed by the CODM is operating and formation costs. The CODM reviews operating and formation costs to enforce all contractual agreements to ensure costs are aligned with all agreements and budget.
Note 8.
Subsequent events
NewCo evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated condensed financial statements are issued. NewCo did not identify any subsequent events that would have required adjustment or disclosure in these audited consolidated financial statements.
On April 4, 2025, the Business Combination Agreement was amended to extend the Termination Date from March 31, 2025 to May 31, 2025.
On April 7, 2025, FI BH3 held the April 2025 Special Meeting to amend FI BH3’s amended and restated certificate of incorporation, as amended, to (i) extend the Termination Date from April 7, 2025 to May 7, 2025, and to allow FI BH3, without the need for another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to five times, by an additional one month each time, after the Charter Extension Date, by resolution of the FI BH3’s board of directors if requested by FI BH3’s sponsor, and upon five days’ advance notice prior to the applicable Termination Date. The stockholders of the FI BH3 approved the April 2025 Extension Amendment Proposal at the April 2025 Special Meeting.
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Focus Impact BH3 NewCo, Inc. (“NewCo”). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

NewCo is a wholly-owned subsidiary of Focus Impact BH3 Acquisition Company (“FI BH3”) formed for the purpose of consummating a business combination.

NewCo was incorporated in Delaware on March 6, 2024. Focus Impact BH3 Merger Sub 1, LLC (“Merger Sub 1”) was incorporated on March 6, 2024 as a wholly-owned subsidiary of NewCo. Focus Impact BH3 Merger Sub 2, Inc. (“Merger Sub 2”) was incorporated on March 6, 2024 as a wholly-owned subsidiary of NewCo.

Recent Developments

On March 11, 2024, NewCo entered into a business combination agreement (the “Business Combination Agreement”) with FI BH3, Merger Sub 1, Merger Sub 2, and XCF Global Capital, Inc., a Nevada corporation (“XCF”). Pursuant to the Business Combination Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) FI BH3 will merge with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 being the surviving entity of the NewCo Merger as a wholly owned subsidiary of NewCo; and (b) immediately following the NewCo Merger, Merger Sub 2 will merge with and into XCF (the “Company Merger” and, together with the NewCo Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with XCF being the surviving corporation of the Company Merger as a wholly owned subsidiary of NewCo. As a result of the Business Combination, NewCo will become a new publicly-traded company.
Results of Operations

Our entire activity from inception was in preparation for the consummation of a business combination.

For the three months ended March 31, 2025, we had a net loss of $6,100 which consisted of $16,100 in operating and formation costs partially offset by a change in fair value of 2024 Non-redemption Agreement of $10,000.

For the period from March 6, 2024 (inception) through March 31, 2025, we had a net loss of $2,953 which consisted of $2,953 in operating and formation costs.

Liquidity and Capital Resources

Sources of Liquidity

We have no operations and no cash and rely solely on our parent company to pay our operating expenses. We have determined that we will not be able to sustain operations for the next twelve months without additional financing. As of March 31, 2025, we had no cash in our operating bank account available for working capital needs and a working capital deficit of $9,597,976.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its inability to satisfy its working capital obligations for the next twelve months raises substantial doubt about the Company’s ability to continue as a going concern. Our parent company, FI BH3, has until October 7, 2025 (as extended by the board of directors), to consummate an initial business combination, which would provide the Company with the ability to satisfy its working capital obligations. However, it is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, and FI BH3’s Termination Date is not extended beyond October 7, 2025, there will be a mandatory liquidation of FI BH3, as well as our Company, and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 7, 2025.

To alleviate the Company’s assessment of going concern, on March 11, 2024, we entered into a proposed Business Combination Agreement with XCF.

Contractual Obligations

None

Critical Accounting Estimates

2024 Non-Redemption Agreements

The 2024 Non-Redemption Agreements is reported at fair value using a likelihood-weighted scenario analysis model. The model uses significant judgment and estimates as inputs in the model. Deviations from the estimated fair value of the 2024 Non-Redemption Agreements could result in a significant difference to our financial results.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principle executive officer and principle financial officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principle executive officer and principle financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our principle executive officer and principle financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.
Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

Item 1A.
Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus filed pursuant to Rule 242(b)(3) with the SEC on February 6, 2025 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.
Defaults upon Senior Securities

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.
 Exhibits

Exhibit Number	Description

2.1(1)	Business Combination Agreement, dated as of March 11, 2024.
2.2(2)	Amendment No. 1 to Business Combination Agreement, dated as of November 29, 2024.
2.3(3)	Amendment No. 2 to Business Combination Agreement, dated as of April 4, 2025.
3.1*	Certificate of Incorporation, dated March 6, 2024.
31.1*
Certification by Principal Executive, Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification by Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)
Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on March 12, 2024.
(2)
Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2024.
(3)
Incorporated by reference to an exhibit to our Current Report on Form 8-K filed with the SEC on April 7, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of May, 2025.

FOCUS IMPACT BH3 NEWCO, INC.

By:	/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer (Principal Executive Officer, Financial and Accounting Officer)