Form 10-Q
period 2025-09-30
XCF Global, Inc.
filed 2025-11-14
CIK 2019793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 159,231,451 outstanding shares of the registrant’s common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

Item 1.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$879,168	$407,182
Restricted cash	5,316	5,824
Accounts receivable, net	20,299,742	-
Related party receivables	739,917	-
Other receivable	950,000	950,000
Security deposit	1,500,000	1,500,000
Inventory, net	4,412,875	-
Other current assets	192,985	62,419
Total current assets	28,980,003	2,925,425

Property, plant and equipment	379,743,727	351,702,307
TOTAL ASSETS	$408,723,730	$354,627,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,747,831	$8,474,052
Related party payable	40,287,431	38,932,248
Professional fees payable	8,512,698	-
Loans payable to related party	13,577,922	2,350,000
Notes payable, current portion	115,439,517	110,304,484
Warrant liabilities	4,080,000	-
Accrued expenses and other current liabilities	52,813,246	20,364,663
Total current liabilities	265,458,645	180,425,447

Financial liability, net of closing costs	132,796,406	132,767,058
Notes payable, net of current maturities	5,253,117	-
TOTAL LIABILITIES	403,508,168	313,192,505

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 149,264,925 and 140,227,818 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	14,926	140,228
Additional paid-in capital	5,645,147	70,313,190
Accumulated deficit	(444,511)	(29,018,191)
TOTAL STOCKHOLDERS’ EQUITY	5,215,562	41,435,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,723,730	$354,627,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$9,553,439	$-	$16,129,671	$-
Cost of sales	6,207,950	-	14,019,252	-
Gross income	3,345,489	-	2,110,419	-
Operating expenses:

Operating expenses	1,685,518	1,402,858	5,409,652	5,126,423
General and administrative expenses	8,871,322	1,995,414	19,142,002	6,054,709
Severance expense	-	-	13,200,000	-
Professional fees	1,411,503	-	13,265,445	-
Total operating expenses	11,968,343	3,398,272	51,017,099	11,181,132

Loss from operations	(8,622,854)	(3,398,272)	(48,906,680)	(11,181,132)

Other income (expense)
Change in the fair value of notes payable	46,906	-	4,844,886	-
Change in fair value of warrants	422,000	-	206,588,000	-
Loss on issuance of debt	(138,000)	-	(138,000)	-
Loss on issuance of debt to related party	-	-	(40,531,000)	-
ELOC commitment fees	-	-	(7,400,000)	-
Unrealized loss on derivative asset	(97,443)	-	(16,156,071)	-
Realized gain on derivative asset	1,316,827		1,316,827
Interest income (expense), net	(4,890,850)	8	(8,457,721)	17
Other income (expense), net	(551,552)	-	(874,299)	-
Total other income (expense)	(3,892,112)	8	139,192,622	17

Net income (loss)	$(12,514,966)	$(3,398,264)	$90,285,942	$(11,181,115)

Income (loss) per common share, basic and diluted(1)	$(0.08)	$-	$0.69	$-

Weighted average number of common shares outstanding, basic and diluted(1)	149,525,002	-	131,104,043	-

(1)	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the three and nine months ended September 30, 2025 will not present share or per share data.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

	Three Month Period Ended September 30, 2025
	Common		Additional	Retained Earnings
	Stock Shares	Amount	Paid in Capital	(Accumulated Deficit)	Total Equity
Balance as of June 30, 2025	149,264,925	$14,926	$-	$12,070,455	$12,085,381
Fee Shares to related party	-	-	1,425,000	-	1,425,000
Stock based compensation associated with restricted stock units	-	-	4,220,147	-	4,220,147
Net loss	-	-	-	(12,514,966)	(12,514,966)
Balance as of September 30, 2025	149,264,925	$14,926	$5,645,147	$(444,511)	$5,215,562

	Nine Month Period Ended September 30, 2025
	Common		Additional	Retained Earnings
	Stock Shares	Amount	Paid in Capital	(Accumulated Deficit)	Total Equity
Balance as of December 31, 2024	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization on February 19, 2025 (Note 1)	42,850,576	42,851	(70,313,190)	(18,269,283)	(88,539,622)
Recapitalization on June 6, 2025 (Note 1)	(57,446,488)	(170,515)	43,613,494	(43,442,979)	-
Issuance of common stock to Focus Impact in connection with the Business Combination	5,322,463	532	(226,081,998)	-	(226,081,466)
Common stock issued as compensation for ELOC commitment fee	507,802	51	7,399,949	-	7,400,000
Common stock issued for conversion of loan payable to related party	10,000,000	1,000	99,999,000	-	100,000,000
Common stock issued to settle non-redemption Agreements in connection with the Business Combination	622,109	62	1,239,938	-	1,240,000
Common stock issued in connection with the Business Combination	1,200,000	120	(120)	-	-
Common stock issued in conjunction with loan payable to related party	3,431,096	343	40,399,657	-	40,400,000
Common stock issued in conjunction with promissory notes	686	-	10,000	-	10,000
Common stock issued as compensation for severance	600,000	60	13,199,940	-	13,200,000
Common stock issued as replacement shares to Randy Soule	1,948,862	195	19,088,430	-	19,088,625
Stock based compensation associated with restricted stock units	-	-	5,351,857	-	5,351,857
Fee Shares to related party	-	-	1,425,000	-	1,425,000
Net income	-	-	-	90,285,942	90,285,942
Balance as of September 30, 2025	149,264,925	$14,926	$5,645,147	$(444,511)	$5,215,562

	Three Month Period Ended September 30, 2024
	Common Stock	Additional Paid in		Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	140,227,818	$140,228	$35,597,686	$(13,810,785)	$21,927,129
Net loss	-	-	-	(3,398,264)	(3,398,264)
Balance as of September 30, 2024	140,227,818	$140,228	$35,597,686	$(17,209,049)	$18,528,865

	Nine Month Period Ended September 30, 2024
	Members’ Contributions,		Common		Additional
	Net of Distributions	Members’ Deficit	Stock Shares	Amount	Paid in Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2023	$35,737,914	$(6,027,934)	-	$-	$-	$-	$29,709,980
Recapitalization (Note 1)	(35,737,914)	6,027,934	140,227,818	140,228	35,597,686	(6,027,934)	-
Net loss	-	-	-	-	-	(11,181,115)	(11,181,115)
Balance as of September 30, 2024	$-	$-	140,227,818	$140,228	$35,597,686	$(17,209,049)	$18,528,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$90,285,942	$(11,181,115)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation expense	5,406,752	-
Non-cash severance expense	13,200,000	-
Net realizable value adjustments	2,581,874	-
Change in fair value of notes payable	(4,844,886)	-
Change in fair value of loans payable to related party	696,267	-
Amortization of debt discount	176,244	-
Fee Shares to related party	1,425,000	-
Loss on issuance of debt to related party	40,531,000	-
Loss on issuance of debt	138,000	-
ELOC commitment fee expense	7,400,000	-
Change in fair value of warrant liabilities	(206,588,000)	-
Change in fair value of derivative asset	14,839,243	-
Changes in operating assets and liabilities:
Accounts receivable	(15,697,488)	-
Related party receivable	(65,180)	-
Inventories	(6,994,749)	-
Other current assets	132,392	(26,541)
Related party payable	(1,174,129)	(4,351,251)
Accounts payable	24,253,753	(2,495,515)
Professional fees payable	5,537,247	-
Accrued expenses and other current liabilities	15,008,513	56,822
Net cash used in operating activities	(13,752,205)	(17,997,604)
Cash flows from investing activities:
Cash acquired in Acquisition	220,897	-
Cash paid for operations plant	-	(239,134)
Cash paid for construction in progress	(1,784,214)	-
Purchase of property and equipment	-	(13,254,088)
Net cash used in investing activities	(1,563,317)	(13,493,222)
Cash flows from financing activities:
Proceeds from member contributions	4,387,000	35,455,675
Proceeds from borrowing	1,950,000	500,000
Proceeds from related party note payable	8,500,000	1,421,000
Proceeds from note payable	950,000	-
Repayment of borrowing	-	(1,000,000)
Net cash provided by financing activities	15,787,000	36,376,675

Net increase in cash, cash equivalents and restricted cash	471,478	4,885,849
Cash, cash equivalents and restricted cash at beginning of year	413,006	176,600
Cash, cash equivalents and restricted cash at the end of year	$884,484	$5,062,449

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$3,571,998

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Capitalization of debt closing costs to construction in progress	$161,475	$161,475
Issuance of common stock in exchange for members’ equity in Acquisition	$1,060,619,510	$-
Assumption of net assets (liabilities) in Acquisition	$(93,647,521)	$-
Issuance of membership units to settle related party payables	$500,000	$-
Assumption of net assets (liabilities) from Business Combination	$(226,081,466)	$-
Conversion of convertible note payable to related parties into New XCF common stock	$100,000,000	$-
Issuance of common stock for ELOC commitment fee	$7,400,000	$-
Conversion of non redemption agreement	$1,240,000	$-
Fee Shares to related party	$1,425,000	$-
Interest capitalization on notes payable	$8,964,182	$6,458,461
Interest capitalization on financial liability	$8,040,766	$5,167,503
Convertible note issued for services from vendor	$5,500,000	$-

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

The following table sets forth the assets and liabilities as of June 6, 2025, that were assumed in connection with the execution of the Business Combination:

Focus Impact
Current assets:
Loan receivable	$2,000,000
Other current assets	71,556
Total current assets	2,071,556
Total assets acquired	$2,071,556
Current liabilities:
Non-redemption agreement	$1,240,000
Accrued expenses and other current liabilities	7,686,531
Notes payable	8,558,492
Warrant liabilities	210,668,000
Total current liabilities assumed	$228,153,023

Total assets acquired and liabilities assumed	$(226,081,466)

In connection with the Business Combination, we incurred approximately $17,011,496 of transaction costs, consisting of legal and other professional fees, of which $6,923,808 was recorded to additional paid-in capital, and $10,087,688 was recorded as an expense professional fees on the unaudited condensed consolidated statements of operations.

Conversion of Convertible Note to related party

In connection with the closing of the Business Combination, an outstanding Legacy XCF convertible note to related party with an aggregate principal amount of $100,000,000 was converted into 10,000,000 shares of New XCF Class A common stock. Refer to Note 10 for further information on the Company’s convertible notes.

Public Warrants and Private Placement Warrants

In connection with the closing of the Business Combination, the Company assumed 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate of 11,500,000 shares of Focus Impact Class A common stock at $11.50 per share, which were adjusted to represent the right to purchase an aggregate of 11,500,000 shares of New XCF Class A common stock at $11.50 per share. The total value of the liability associated with the Public Warrants was $121,900,000 measured at fair value at the Closing Date. See Note 2 and Note 10 for further information on the Public Warrants.

In connection with the closing of the Business Combination, the Company assumed 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate of 6,400,000 of Focus Impact Class A common stock at $11.50 per share, which were adjusted to represent the right to purchase an aggregate of 6,400,000 shares of New XCF Class A common stock at $11.50 per share. The total value of the liability associated with the Private Placement Warrants was $88,768,000 at the Closing Date. See Note 2 and Note 10 for further information on the Private Placement Warrants.

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

ELOC Agreement

On May 30, 2025, NewCo and Legacy XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, New XCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of New XCF, subject to the conditions set forth therein. At issuance, the fair value of the ELOC Agreement was zero. As of September 30, 2025, the Company has not sold any Class A common stock related to the ELOC.

As a commitment fee in connection with the execution of the ELOC Agreement, on May 31, 2025, Legacy XCF issued to Helena 740,000 shares of Legacy XCF’s common stock (the “Commitment Shares”). The Commitment Shares were valued at $10.00 per share for a total value of $7,400,000 which was recorded in ELOC commitment fees in the unaudited condensed consolidated statements of operations during the nine months ended September 30, 2025.

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

The following table sets forth the fair values of the assets and liabilities as of February 19, 2025, that were assumed in connection with the execution of the MIPAs:

Legacy XCF
Current assets:
Cash and cash equivalents	$220,897
Related party receivables	674,737
Receivable from New Rise Renewables LLC	1,939,974
Convertible notes receivable	141,401
Total current assets	2,977,009
Land	179,000
Construction in progress	10,763,059
Total assets acquired	$13,919,008
Current liabilities:
Professional fees payable	$2,975,451
Accrued expenses and other current liabilities	191,677
Accrued interest on notes payable	501,402
Notes payable	1,964,417
Loan payable to related party	1,712,745
Convertible notes payable to related party (Note 9)	100,000,000
Total current liabilities assumed	107,345,692
Total assets acquired and liabilities assumed	$(93,426,624)

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

Since inception through September 30, 2025, we have incurred recurring losses from operations. Our loss from operations was $90,285,942 and $11,181,115, respectively, for the nine month periods ended September 30, 2025 and 2024. We had an accumulated deficit of $444,511 and current liabilities of $265,458,645 as of September 30, 2025, and cash equivalents, excluding restricted cash, of $879,168. We believe that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Such estimates include the opening balance sheet fair values in connection with the Acquisition, allowance for credit losses, reserves for net realizable value of inventory, useful lives of property, plant and equipment, the valuation of long-lived assets and their recoverability, stock-based compensation, the valuation of warrant liabilities, the valuation of loans payable where the fair value option was elected, the valuation of loans payable to related parties where the fair value option was elected, and accounting for income taxes and uncertain tax positions. The Company bases its estimates on historical experience and also on assumptions that management considers reasonable. The Company assesses these estimates on an ongoing basis; however, actual results could materially differ from these estimates.

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

The Company reconciles cash, cash equivalents, and restricted cash reported in its unaudited condensed consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s unaudited condensed consolidated statements of cash flows as follows:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$879,168	$407,182
Restricted cash	5,316	5,824
Total cash, cash equivalents and restricted cash	$884,484	$413,006

Accounts Receivable, net

Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of September 30, 2025 or December 31, 2024.

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

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of September 30, 2025, no machinery, equipment or operation plant had been placed in service and therefore there was no accumulated depreciation as of the balance sheet date.

Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition necessary for its intended use and are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the nine month period ended September 30, 2025 and the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended September 30, 2025, and 2024, no impairment expense was recognized.

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

Recently Adopted Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03 (“ASU 2025-03”), Business Combinations (Topic 805) and Consolidation (Topic 810), which enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this Update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendment should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the ASU 2025-03 as of January 1, 2025. The adoption of ASU 2025-03 did not have a material impact on its unaudited condensed consolidated financial statements as of September 30, 2025.

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

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of September 30, 2025. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. In the three and nine months ended September 30, 2025, $2,114,494 and $4,602,254 of gross sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively.

Sale of renewable diesel and environmental credits

The Company generates revenue from the sale of renewable diesel and transfer of related environmental credits under the contract with Phillips 66 when control is transferred to the customer. The amount of consideration to which the Company is entitled for the delivery of renewable diesel and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the associated customer. During the three and nine months ended September 30, 2025 and 2024, no revenue from sales of SAF and renewable Naphtha and environmental credits was recognized.

The table below presents the Company’s revenue disaggregated by revenue source. There was no revenue recognized during the comparative three and nine month periods ending September 30, 2024.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Revenue service line:
Renewable diesel products	$4,920,832	$8,293,499
Renewable diesel environmental credits	4,632,607	7,836,172
Total revenue	$9,553,439	$16,129,671

NOTE 4. INVENTORY, NET

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$3,245,552	$-
Raw materials	1,167,323	-
Total inventory, net	$4,412,875	$-

As of September 30, 2025, finished goods and raw materials inventory is stated net of net realizable value adjustments of $626,671 and $1,955,203, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2025	2024
Construction in progress	$352,087,052	$324,224,632
Land	1,439,000	1,260,000
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,662,675	16,662,675
Total property, plant and equipment	$379,743,727	$351,702,307

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accrued interest	$43,607,033	$19,362,859
Accrued offering costs	7,144,719	-
Accrued expenses and other liabilities	2,061,494	1,001,804
Accrued expenses and other current liabilities	$52,813,246	$20,364,663

NOTE 7. NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, the Company has four notes payable to Greater Nevada Credit Union (“GNCU”, and collectively, the “GNCU Loan”) that are secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The notes bear interest equal to the Wall Street Journal Prime Rate plus 2.00% and 7.00%, calculated quarterly (10.5% and 15.5.%, respectively, as of September 30, 2025 and December 31, 2024), payable monthly. The maturity date for the GNCU Loan is December 31, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the unaudited condensed consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the notes. During both periods ended September 30, 2025 and September 30, 2024, $132,127 of debt closing costs have been capitalized as construction in progress, respectively. The balance of the GNCU Loan is presented net of the unamortized closing costs on the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,143,389 and $2,275,516, respectively. As of September 30, 2025, and December 31, 2024, unpaid accrued interest on the notes payable was $17,514,986 and $8,550,804, respectively. Total interest expense for the three and nine month periods ended September 30, 2025, was $2,922,389 and $8,643,642, respectively. Total interest expense for the three and nine month periods ended September 30, 2024, was $3,200,712 and $9,530,210 respectively.

The Company also assumed several promissory note agreements as part of the Acquisition that occurred in February 2025. The aggregate notes payable balance was $2,016,135 and interest payable of $721,930 as of September 30, 2025. Interest on the promissory notes range from 8% - 12% per annum. Total interest expense for the three and nine month periods ended September 30, 2025, was $65,632 and $262,224, respectively. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have already matured but the company has not received any default notice with respect to these notes and notes are payable on demand now. Additionally, the Company elected the fair value option for measuring the fair value of one of its promissory notes assumed in the Acquisition. During the three and nine month periods ended September 30, 2025, the Company recognized a loss of $1,718 and $51,718, respectively, in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025 the fair value of the promissory note was $641,718.

On May 10, 2025, Legacy XCF and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 280,000, shares of Legacy XCF common stock equivalent to 192,141 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. For the three and nine month periods ended September 30, 2025, the Company recognized $84,183 and $140,000, respectively, in interest related to this note. Additionally, the Company elected the fair value option for measuring this promissory note. During the three and nine month periods ended September 30, 2025 the Company recognized a loss of $1,732 and $23,732, respectively, in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025 the fair value of the note payable was $816,732.

On May 10, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 100,000 shares of Legacy XCF common stock equivalent to 68,622 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. For the three and nine month periods ended September 30, 2025, the Company recognized $31,724 and $50,000, respectively, in interest related to this note. Additionally, the Company elected the fair value option for measuring this promissory note. During the three and nine month periods ended September 30, 2025 the Company recognized a loss of $690 and $6,690, respectively, in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025 the fair value of the note payable was $291,690.

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the those remaining Advanced Shares. The Company remeasured the derivate asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the unaudited condensed consolidated statements of operation. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended September 30, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the unaudited condensed consolidated statement of operations. As of September 30, 2025, the fair value of the derivative asset is $0.

As a result of the Business Combination that closed June 6, 2025, the Company assumed a note payable from Polar (Note 2) of $6,480,632. The Company elected the fair value option for valuing this loan. During the three month periods ended September 30, 2025, the Company recognized a loss of $195,837. From the date of Business Combination to period end, the Company recognized a $4,680,143 gain due to the change in fair value and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation. As of September 30, 2025, the fair value of the note payable due to Polar was $1,800,489.

As part of the Business Combination, the Company assumed $2,400,000 notes payable with a related debt discount of $400,000. On June 18, 2025, the Helena Note was paid off and settled as Helena sold 783,501 of the Advanced Shares and received an amount in cash proceeds equal to $2,400,000.

On July 7, 2025, Cohen & Company Securities, LLC (“CCS”) converted previously accrued $5,500,000 of success fees into a promissory note (the “CCS Note”). The CCS Note bears interest of 10% per annum, is unsecured, and is due December 31, 2026 (“Maturity Date”). Commencing on June 30, 2025, interest is payable in kind or cash at the election of the Company by accruing such interest in arrears on the last day of each month. Beginning on September 6, 2025, and on each month thereafter until Maturity Date, the Company shall pay $343,750 (each such payment, an “Amortization Payment”) to CCS. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payments or any interest due and payable on the Maturity Date in Class A common stock. At the issuance date, the Company determined a fair value of $4,796,223 for the CCS Note. For the three and nine month periods ended September 30, 2025, the Company recognized $129,589 in interest. During the three and nine month periods ended September 30, 2025 the Company recognized a loss of $456,894 in fair value adjustments which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of September 30, 2025 the fair value of the CCS Note was $5,253,117.

As of September 30, 2025, future expected maturities of the Company’s notes payable are as follows:

2025	$25,279,155
2026	10,246,821
2027	5,364,139
2028	5,746,548
2029	6,194,706
Thereafter	70,004,654
Total	$122,836,024
Less: Current maturities	(115,439,517)
Less: Closing costs	(2,143,389)
Total notes payable, net of current maturities, net of closing costs	$5,253,117

As of September 30, 2025 and 2024, cumulative interest expense capitalized as part of construction in progress totaled $76,030,524 and $59,982,880, respectively.

NOTE 8. FINANCIAL LIABILITY

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

The financial liability is categorized as long-term liability and the amount due is $132,796,406 and $132,767,058 as of September 30, 2025 and December 31, 2024, respectively, which is presented net of unamortized closing costs.

As of September 30, 2025 and December 31, 2024, the Company’s financial liability is secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (“Base Interest”) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning June 30, 2023 equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement are classified as interest. Principal payment is not due in the first five years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the term, tenant shall pay to landlord in addition to Base Interest and supplemental interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii) Base Interest, (iii) supplemental interest, (iv) any additional rent, and (v) debt service and other payments to lender under the leasehold encumbrance.

The gross financial liability balance was $136,533,315 at September 30, 2025 and December 31, 2024, respectively, which is presented net of the unamortized closing costs of $3,736,909 and $3,766,257, respectively, as of September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, unpaid accrued interest and late fees on the financial liability was $23,719,747 and $10,812,055, respectively.

Additionally, in connection with the issuance of this financial liability, the Company incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the periods ended September 30, 2025 and December 31, 2024, $29,347 and $39,130, respectively, of debt closing costs for each period have been capitalized as construction in progress.

On April 18, 2025, and April 30, 2025, the Company received notice that New Rise Reno is in default of the terms of the financial liability for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from Reno to cure the claimed default.

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

NOTE 9. RELATED PARTY TRANSACTIONS

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

Related Party Payable

Encore DEC, LLC (“Encore”) provides Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, the majority shareholder of the Company. During the three and nine month periods ended September 30, 2025, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services and the Company incurred costs of $0 and $2,648,400, respectively, which were subsequently capitalized to CIP. During the period ended September 30, 2025 and 2024, Encore paid expenses on behalf of New XCF and Legacy XCF totaling $140,000 and $38,615 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of September 30, 2025 and December 31, 2024, was $ 39,968,654 and $38,613,470, respectively. The payable does not bear any interest rate and has no due date. The balance is considered payable upon demand and is classified as current on the unaudited condensed consolidated balance sheets. The Company expects to repay the balance upon generating the cash flow through operations or financing activity. As of September 30, 2025 and December 31, 2024, cumulative purchases from Encore were included in construction in progress totaled $99,061,222 and $96,412,822, respectively.

Loans Payable to Related Party

During the year ended December 31, 2023, the Company entered into a loan payable with GL borrowing an aggregate of $2,350,000. The amount was borrowed on various dates ranging from August 14, 2023 to November 20, 2023. As of September 30, 2025, and December 31, 2024, the balance due for this loan was $2,350,000, and the amount is expected to be paid within one year. The payable does not bear any interest rate and has no due date. The balance is considered payable on demand and is classified as current on the unaudited condensed consolidated balance sheets. The management of the Company expects to repay the balance upon generating cash flow through operations or financing activity.

As a result of the Acquisition that occurred in February 2025, the Company assumed an additional loan payable with GL of $1,404,000. The Company has elected the fair value option for valuing this loan (Note 10). The loan payable bears interest of $240,000, is unsecured, and is due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to the Company, unless extended in writing by mutual consent or (ii) an event of default (as specified in the promissory note). During the three and nine month periods ended September 30, 2025 the Company recognized a loss of $3,112 and $8,112, respectively, in fair value adjustments related to the promissory note. Gains and losses are recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025 the fair value of the loan payable to related party was $1,400,112.

The Company also assumed an additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan is 10% per annum. The loan is already matured and is in default as per the loan agreement.

On April 17, 2025, Legacy XCF and GL entered into a promissory note for gross principal amount of $2,500,000. The promissory note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of Legacy XCF entering into any transaction or series of related transactions, including any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000 and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations (“Qualified Financing Event”), unless extended in writing by mutual consent of Legacy XCF and GL or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, Legacy XCF issued 3,431,096 shares of its common stock to parties assigned by GL. The Company elected the fair value option for measuring this promissory note. On the issuance date, the note and its corresponding common stock were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the unaudited condensed consolidated statements of operations. The Company recorded a loss on issuance of debt of $40,531,000 on the issuance date. During the three and nine month periods ending September 30, 2025, the Company recognized a loss of $5,440 and $91,440 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025, the fair value of the promissory note was $2,722,440.

Convertible Note Purchase Agreement

On July 30, 2025 (the “Initial Closing”), the Company entered into the purchase agreement with EEME Energy SPV I LLC (“EEME Energy”), pursuant to which it issued a convertible note for $2,000,000, which matures one year from the date of issuance and accrues interest at 13.3% per annum. Additionally, on August 11, 2025, the Company issued an additional $4,000,000 convertible note under the purchase agreement (the “Subsequent Closing”). Principal and interest are payable upon the maturity date, unless converted into Class A common stock prior to the maturity date. The Company may sell additional notes to EEMe Energy, provided that the aggregate amount does not exceed $7,500,000, and the convertible notes can only be issued for up to one year from the Initial Closing. In connection with the execution of the note purchase agreement, the Company agreed to pay 750,000 shares of the Company’s Class A common stock as an arrangement fee and 200,000 of the Company’s Class A common stock as an advisory fee, which is payable at the Initial Closing (collectively, the “Fee Shares to related party”). At issuance the Company recorded $1,425,000 in expenses for the Fee Shares to related party. This expense was recorded in interest income (expense), net in the unaudited condensed consolidated statements of operations. EEME Energy has elected to convert an aggregate of $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of Class A common stock of New XCF (refer to Note 18). The Company has elected the fair value option for valuing this note payable to related party (the “EMEE Energy Note”). At the issuance date, the Company determined a fair value of $6,276,423. For the three and nine month periods ended September 30, 2025, the Company recognized a loss of $608,715, in fair value adjustments related to the convertible note. Gains and losses are recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of September 30, 2025, the fair value of the loan payable to related party was $6,608,715.

For the three and nine month periods ended September 30, 2025, the Company recognized $1,030,976 and $1,289,086 in interest expense, respectively, related to these loans. No interest expense was recognized related to these loans during the three and nine month periods ended September 30, 2024.

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of September 30, 2025. There were no financial assets and liabilities recorded at fair value as of December 31, 2024.

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 7)	$-	$-	$1,750,140	$1,750,140
CCS Note (Note 7)	-	-	5,253,117	5,253,117
Loan payable to related party (Note 9)	-	-	10,731,267	10,731,267
Public Warrants	-	-	1,840,000	1,840,000
Private Placement Warrants	-	-	2,240,000	2,240,000
Note payable – Polar (Note 7)	-	-	1,800,489	1,800,489
Total liabilities	$-	$-	$23,615,012	$23,615,012

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

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Beginning Balance	Acquisitions & Issuances	Payments	Change in Fair Value	Ending Balance
Note payable	$1,746,000	$-	$-	$4,140	$1,750,140
CCS Note (Note 7)	-	4,796,223	-	456,894	5,253,117
Loan payable to related party (Note 9)	4,114,000	6,276,423	-	340,844	10,731,267
Public Warrants	2,070,000	-	-	(230,000)	1,840,000
Private Placement Warrants	2,432,000	-	-	(192,000)	2,240,000
Note payable – Polar (Note 7)	1,604,652	-	-	195,837	1,800,489
Total	$11,966,652	$11,072,646	$-	$575,714	$23,615,012

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Beginning Balance	Acquisitions & Issuances	Payments	Change in Fair Value	Ending Balance
Note payable	$-	$1,668,000	$-	$82,140	$1,750,140
CCS Note (Note 7)	-	4,796,223	-	456,984	5,253,117
Loan payable to related party (Note 8)	-	10,311,423	-	419,844	10,731,267
Public Warrants	-	121,900,000	-	(120,060,000)	1,840,000
Private Placement Warrants	-	88,768,000	-	(86,528,000)	2,240,000
Note payable – Polar (Note 6)	-	6,480,632	-	(4,680,143)	1,800,489
Total	$-	$233,924,278	$-	$(210,309,266)	$23,615,012

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option at issuance and September 30, 2025, were as follows:

	Three Months Ended September 30, 2025
	Note Payable(1)	CCS Note(1)	Loan Payable to Related Party(1)
Valuation Inputs:
Expected term (in years)	0.25	1.25 – 1.48	0.25 – 1.00
Risk-adjusted discount rate	11.89%	11.96% - 16.95%	11.89% - 17.38%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

Public Warrants

The Company initially valued the Public Warrants using a Monte Carlo simulation model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of public warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of public warrants are recognized in the unaudited condensed consolidated statements of operations within “Change in fair value of warrant liabilities.” For the period ended September 30, 2025, the Company recognized a gain of $120,060,000 related to the remeasurement of public warrant liabilities.

The key inputs into the models for the Public Warrants were as follows:

Input	September 30, 2025

Warrant exercise price	$11.50
Risk-free rate	3.65%
Dividend yield	0.00%
Expected term (years)	4.68
Expected volatility	84.5%
Class A common stock price	$1.31

Private Placement Warrants

The Company initially valued the Private Placement Warrants using the Black-Scholes-Merton Model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of public warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of public warrants are recognized in the unaudited condensed consolidated statements of operations within “Change in fair value of warrant liabilities.” For the period ended September 30, 2025, the Company recognized a gain of $86,528,000 related to the remeasurement of private warrant liabilities.

The key inputs into the models for the Private Placement Warrants were as follows:

Input	September 30, 2025

Warrant exercise price	$11.50
Risk-free rate	3.72%
Dividend yield	0.00%
Expected term (years)	4.68
Expected volatility	84.5%
Class A common stock price	$1.31

Note Payable - Polar

The Note Payable - Polar was valued using a Monte Carlo simulation model. The key inputs into the models for the Note Payable - Polar were as follows:

Input	September 30, 2025

Risk-free rate	4.02%
Expected term (years)	0.25
Expected volatility	84.5%
Class A common stock price	$1.31

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, related party receivable, accounts payable, professional fees payable, related party payables, and accrued expenses approximate their fair value because of the short-term nature of these financial instruments.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

NOTE 12. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740 “Incomes Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2025 and December 31, 2024. Accordingly, we have not recorded a provision for federal income taxes during the three months ended September 30, 2025.

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

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025 no preferred stock has been issued.

The Company has reserved shares of Class A common stock for issuance related to the following as of September 30, 2025:

Warrants to purchase Class A common stock	17,900,000
Employee stock purchase plan	1,000,000
RSUs, issued and outstanding	3,664,957
Stock options and RSUs, authorized for future issuance	6,784,307
Total shares reserved	29,349,264

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Focus Impact common stock were converted into rollover warrants to purchase New XCF Class A common stock. As of September 30,2025, there were 17,900,000 rollover warrants outstanding to purchase Class A common stock.

Common Stock

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock with a par value of $0.0001. In connection with the Business Combination, Focus Impact converted the 4,670,544 shares of Class A common stock and 651,919 shares of Class B common stock of Focus Impact into 5,322,463 of New XCF Class A common stock. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the exchange ratio of 0.6862. As of September 30, 2025 and December 31, 2024, 149,264,925 and 140,227,818 shares of common stock were issued and outstanding, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

A summary of RSU activity for the nine months ended September 30, 2025, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	-	-
Granted	3,764,957	16.15
Vested and released	-	-
Cancelled or forfeited	(100,000)	22.00
Unvested as of September 30, 2025	3,664,957	15.99

Stock-based compensation expense

Stock-based compensation expense of $4,165,252 and $5,351,857 was recognized for the three and nine months ended September 30, 2025, respectively. No stock-based compensation expenses were recognized during the three and nine months ended September 30, 2024. The stock-based compensation is recorded in general and administrative in the unaudited condensed consolidated statements of operations.

As of September 30, 2025, there was a total of $53,052,194 of unrecognized stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 3.28 years.

NOTE 14. EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Business Combination. All qualified employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of September 30, 2025, 1,000,000 shares were reserved for future issuance under the ESPP Plan.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months periods ended September 30, 2025:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Basic earnings per share:
Net income (loss)	$(12,514,966)	$90,285,942
Weighted-average common shares outstanding	149,525,002	131,104,043
Basic earnings per share	$(0.08)	$0.69
Diluted earnings per share:
Net income	$(12,514,966)	$90,285,942
Weighted-average common shares outstanding	149,525,002	131,104,043
Dilutive effect of common share equivalents	-	-
Weighted-average common shares outstanding, assuming dilution	149,525,002	131,104,043
Diluted earnings per share	$(0.08)	$0.69

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net earnings per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Common stock warrants	17,900,000	17,900,000
RSUs issued and outstanding	3,664,957	3,664,957
Total potential common shares excluded from diluted net earnings per share	21,564,957	21,564,957

NOTE 16. SIGNIFICANT CONTRACTS

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

NOTE 17. CONCENTRATIONS

Credit Risk

The Company maintains its cash balances in financial institutions. The balances in the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company’s cash balances may be in excess of the insured limit.

Customer Concentrations

As of September 30, 2025, the Company had one major customer that accounted for 100% of its revenues totaling $9,553,439 and $16,129,671 for the three and nine month periods ended September 30, 2025, respectively. The Company had one major customer that accounted for 100% of accounts receivable totaling $20,299,742 as of September 30, 2025. No revenue was recognized during the three and nine month periods ended September 30, 2024.

Vendor Concentrations

As of September 30, 2025, the Company had two major vendors that accounted for approximately 85% and $25,997,160 of accounts payable as of September 30, 2025. As of December 31, 2024, the Company had two major vendors that accounted for approximately 69% and $5,857,729 of accounts payable. The Company expects to maintain these relationships with the vendors.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying unaudited condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

Convertible Note Purchase Agreement

On October 6, 2025, the Company issued 5,216,220 shares of Class A common stock to EEMe Energy for the conversion of the note purchase agreement (refer to Note 9).

Notes Payable

On October 7, 2025, Narrow Road received the remaining outstanding 191,813 Class A common stock associated with the promissory note dated May 10, 2025.

On October 7, 2025, Gregory Segars Cribb received the remaining outstanding 68,214 Class A common stock associated with the promissory note dated May 10, 2025.

Subscription Agreement with Polar

On October 7, 2025, the Company issued 480,000 shares of Class A common stock to Polar for the Default.

Promissory Notes with Institutional Lenders

On October 22, 2025, the Company entered into two promissory notes, one with Skyfall Capital Ltd. and another with YBR Advisors Inc. Each note is in the principal amount of $560,000, for an aggregate principal amount of $1,120,000 (collectively, the “Notes”). Each note includes an original issue discount of $60,000 resulting in net proceeds of $500,000 for each note (or $1,000,000 in the aggregate). The Notes bear no interest except upon an event of default, at which point interest accrues at 12% per annum on overdue amounts. The Notes mature three months from disbursement of the loan proceeds. Disbursement is conditioned upon the filing of a registration statement with the Securities and Exchange Commission registering shares of the Company’s common stock issuable under the Purchase Agreement dated May 30, 2025, with Helena Global Investment Opportunities 1 Ltd. The Company is required to apply 50% of net proceeds from sales of common stock under the Purchase Agreement to repay the Notes on a pro rata basis. The Notes also contain mandatory prepayment provisions requiring immediate repayment using proceeds from any debt issuances other than permitted debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS OF New XCF

Unless otherwise stated herein or unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company, “and “New XCF” refer to XCF Global, Inc. (formerly known as Focus Impact BH3 NewCo, Inc.), a Delaware corporation, after giving effect to the Business Combination (as defined below) and following the Closing Date, June 6, 2025. In addition, unless otherwise stated herein or unless the context otherwise requires (i) references to “NewCo” refer to Focus Impact BH3 NewCo, Inc. prior to the Closing Date, (ii) references to “Legacy XCF” refer to XCF Global Capital, Inc., a Nevada corporation, prior to the Closing Date and (iii) references to “Focus Impact” refer to Focus Impact BH3 Acquisition Company, a Delaware corporation. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause XCF’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in the “Risk Factors” section included elsewhere in this Quarterly Report on Form 10-Q.

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

In connection with the completion of the Business Combination, Legacy XCF became a wholly owned subsidiary of New XCF. Legacy XCF was formed in January 2023, was founded to develop, operate and invest in renewable energy assets and production facilities and will continue those initiatives and business activities as the primary operating subsidiary of New XCF. Throughout 2023, Legacy XCF identified acquisition targets in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of sustainable aviation fuel (“SAF”), a synthetic kerosene derived from waste- and residue-based feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. We are committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable sectors as a result of a combination of regulatory support, industry-led demand and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use waste-and residue-based feedstocks at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF. XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners.

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

Company Formation and Initial Acquisitions

New XCF, formally known as Focus Impact BH3 NewCo, Inc., was founded on March 6, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Subsequent to the Business Combination (as defined below), the name was changed to XCF Global Inc.

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

On December 8, 2023, Legacy XCF also entered into the New Rise SAF Renewables MIPA with Randy Soule and GL Part SPV I, LLC to acquire all the issued and outstanding membership interests of New Rise SAF Renewables for an aggregate purchase price of $200,000,000.

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

At the closing of the Business Combination, the 15,036,170 shares of Legacy XCF common stock issued to Randy Soule and the 3,693,830 shares of Legacy XCF common stock issued to GL were automatically converted into shares of New XCF Class A common stock at an exchange ratio of approximately 0.68627. The 15,036,170 Legacy XCF shares converted into 10,318,915 shares of New XCF Class A common stock, and the 3,693,830 shares converted into 2,534,975 shares of New XCF Class A common stock upon closing.

New Rise Renewables

On February 19, 2025, Legacy XCF completed the acquisition of New Rise Renewables subject to additional post-closing conditions. On February 19, 2025, the aggregate purchase price of $1.1 billion was reduced by $118,700,000, which represented principal and interest on New Rise Renewable’s outstanding debt obligations to a financial institution and two notes payable to Legacy XCF. As a result, RESC Renewables Holdings, LLC (“RESC Renewables”) was issued 88,126,200 shares of Legacy XCF common stock in exchange for its membership units. In connection with a consulting agreement between RESC Renewables and GL, GL was entitled to receive 4,406,310 shares of the Legacy XCF common stock issued to RESC Renewables. In addition, pursuant to the New Rise Renewables MIPA, Legacy XCF issued a convertible promissory note to RESC Renewables in principal amount of $100,000,000, of which $51,746,680 in principal amount was subsequently assigned from RESC Renewables to Encore DEC, LLC, an entity 100% owned by Randy Soule, which was subsequently cancelled on May 30, 2025. The entire principal amount of the promissory note was held by RESC Renewables prior to the merger with Focus Impact BH3 Acquisition Corp.

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

At the closing of the Business Combination the 82,965,533 shares of Legacy XCF common stock issued to RESC Renewables and the 4,366,598 shares of Legacy XCF common stock issued to GL were automatically converted into shares of New XCF Class A common stock at an exchange ratio of approximately 0.68627. The 82,965,533 Legacy XCF shares converted into 56,936,990 shares of New XCF Class A common stock, and the 4,366,598 shares converted into 2,996,678 shares of New XCF Class A common stock upon closing.

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

During the initial phase of production ramp-up of SAF, the Reno production facility operated at approximately 50% capacity for SAF. Our New Rise Reno team has been reviewing the catalyst processing for SAF to meet nameplate capacity. Until SAF production is at nameplate capacity, New Rise is not deemed to be an operating business and classifies as under construction. The project will be under construction until final project acceptance is completed as per the agreement between New Rise and Axens North America which is working on SAF conversion. Due to the conversion to SAF and associated testing of the facility, we have observed variable operating performance which has impacted the ability of the plant to operate at full capacity. While ramp-up processes are being undertaken and until final acceptance, management has made the determination to temporarily produce renewable diesel which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, without any additional modifications to the facility. Management regards the production of renewable diesel as an interim derivative during the ramp-up process of the ongoing SAF conversion process. As such, we are recording inventory associated with renewable diesel but due to the negative margins during the SAF conversion phase, the net realizable value of the inventory is zero. If the plant was configured solely for renewable diesel production, the facility would operate at higher production rates due to the specific requirements of catalyst required for renewable diesel production. New Rise Reno will sell the renewable diesel to Phillips 66 under the P66 Agreement.

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

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of October 31, 2025, the amount required to bring the GNCU Loan current is approximately $26,700,000, inclusive of principal and interest, excluding approximately $2,400,000 of penalties/late charges.

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

On August 27, 2025, the Company and New Rise Reno received a notice from GNCU withdrawing the August 6, 2025, notice of acceleration (the “Notice of Withdrawal”). Besides withdrawing the notice of acceleration, the Notice of Withdrawal specifies that GNCU does not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default set forth in the August 6, 2025, notice of acceleration, which conditions remain in effect. GNCU also does not withdraw or modify the March 6, 2025, demand to cure.

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

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of this filing, New Rise Reno has not made payment of the amounts demanded. As of October 31, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled approximately $28,100,000, comprised of (i) $18,400,000 of lease payments and (ii) $9,700,000 of late fees and penalties.

Twain’s remedies in the case of an event to default under the Ground Lease include the right to terminate the lease, the right to bring an action to recover the amount of all unpaid rent earned as of the date of termination or in the amount of all unpaid rent for the balance of the term of the lease, and to seek any other amount necessary to compensate Twain for New Rise Reno’s failure to perform its obligations under the Ground Lease. Twain’s available remedies also include the right to take possession of, operate, and/or relet the premises. As discussed above regarding the GNCU Loan, Twain’s secured interests are subordinate to those of GNCU. If Twain were to exercise its possessory or foreclosure remedies under the Ground Lease, it would need to seek approval from and coordinate with GNCU, which in turn would need to consult with USDA. Alternatively, Twain could file legal action against New Rise Reno, seeking all unpaid rent and damages.

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

At the closing of the Business Combination, New XCF issued an aggregate of 142,120,364 shares of New XCF Class A common stock to equity holders of Legacy XCF in exchange for their equity interests in Legacy XCF. Subsequent to the Closing, New XCF issued an additional 10,268 shares to account for final closing balances bringing to the total issued aggregate shares in connection with the closing of the Business Combination to be 142,130,632 shares of New XCF Class A common stock. In addition, pursuant to certain non-redemption agreements between Focus Impact and certain Focus Impact stockholders (the “Non-Redeeming Stockholders”), the Non-Redeeming Stockholders received 651,919 shares of New XCF Class A common stock at the closing of the Business Combination. An aggregate of 1,200,000 shares of New XCF Class A common stock was also issued at the closing of the Business Combination to Polar Multi-Strategy Master Fund, pursuant to the terms of a subscription agreement, dated as of November 3, 2025, between Focus Impact and Polar Multi-Strategy Master Fund.

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

EEME Note

On July 30, 2025 (the “Initial Closing”), the Company entered into the purchase agreement with EEME Energy SPV I LLC (“EEMe Energy”), pursuant to which it issued a convertible note for $2,000,000, which matures one year from the date of issuance and accrues interest at 13.3% per annum. Additionally, on August 11, 2025, the Company issued an additional $4,000,000 convertible note under the purchase agreement (the “Subsequent Closing”). Principal and interest are payable upon the maturity date, unless converted into Class A common stock prior to the maturity date. The Company may sell additional notes to EEMe Energy, provided that the aggregate amount does not exceed $7.5 million, and the convertible notes can only be issued for up to one year from the Initial Closing. In connection with the execution of the note purchase agreement, the Company agreed to pay 750,000 shares of the Company’s Class A common stock as an arrangement fee and 200,000 of the Company’s Class A common stock as an advisory fee, which is payable at the Initial Closing. EEME Energy has elected to convert an aggregate of $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of Class A common stock of New XCF.

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

Results of Operations – for the three and nine months ended September 30, 2025, and 2024

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$9,553,439	$-	$16,129,671	$-
Cost of sales	6,207,950	-	14,019,252	-
Gross income	3,345,489	-	2,110,419	-
Operating expenses:

Operating expenses	1,685,518	1,402,858	5,409,652	5,126,423
General and administrative expenses	8,871,322	1,995,414	19,142,002	6,054,709
Severance expense	-	-	13,200,000	-
Professional fees	1,411,503	-	13,265,445	-
Total operating expenses	11,968,343	3,398,272	51,017,099	11,181,132

Loss from operations	(8,622,854)	(3,398,272)	(48,906,680)	(11,181,132)

Other income (expense)
Change in the fair value of notes payable	46,906	-	4,844,886	-
Change in fair value of warrants	422,000	-	206,588,000	-
Loss on issuance of debt	(138,000)	-	(138,000)	-
Loss on issuance of debt to related party	-	-	(40,531,000)	-
ELOC commitment fees	-	-	(7,400,000)	-
Unrealized loss on derivative asset	(97,443)	-	(16,156,071)	-
Realized gain on derivative asset	1,316,827		1,316,827
Interest income (expense), net	(4,890,850)	8	(8,457,721)	17
Other income (expense), net	(551,552)	-	(874,299)	-
Total other income (expense)	(3,892,112)	8	139,192,622	17

Net income (loss)	$(12,514,966)	$(3,398,264)	$90,285,942	$(11,181,115)

Income (loss) per common share, basic and diluted(1)	$(0.08)	$-	$0.69	$-

Weighted average number of common shares outstanding, basic and diluted(1)	149,525,002	-	131,104,043	-

1.	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the three and nine months ended September 30, 2025 will not present share or per share data.

During the nine months ended September 30, 2025, and 2024, we had a net income/(loss) of $90,285,942 and $(11,181,115), respectively.

Individual components of our results are discussed below:

Cost of sales

We incurred $14,019,252 and $0 of cost of sales for the nine months ended September 30, 2025, and 2024, respectively. Cost of sales primarily consists of feedstock.

Operating expenses

We incurred $5,409,652 and $5,126,423 direct costs for the nine months ended September 30, 2025, and 2024, respectively. Direct costs primarily consist of plant utilities, plant operating expenses, and logistic and handling costs.

General and administrative expenses

We incurred $19,142,002 and $6,054,709 of general and administrative expenses during the nine months ended September 30, 2025, and 2024, respectively. General and administrative expenses primarily consist of stock-based compensation, professional fees, payroll expenses, rent, and other expenses. The expenses have increased due to a significant increase in the stock-based compensation and payroll cost during the nine-month period ended September 30, 2025.

Severance expenses

We incurred $13,200,000 and $0 of severance expenses during the nine months ended September 30, 2025, and 2024, respectively. Severance expenses consist of stock-based compensation paid to former executives as part of their severance agreement.

Professional fees

We incurred $13,265,445 and $ 0 of professional fees during the nine months ended September 30, 2025 and 2024. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy, and other consultancy expenses.

Change in the fair value of note payable

Change is the fair value of note payable was $4,844,886 and $0, respectively, for the nine months ended September 30, 2025, and 2024. As a result of the Business Combination that closed June 6, 2025, XCF assumed a note payable from Polar Multi-Strategy Master Fund (“Polar”) of $1,200,000. The Company elected the fair value option for valuing this loan. From the date of Business Combination to period end, the Company recognized a $4,844,886 gain due to the change in fair value and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation.

Change in fair value of warrants

Change is the fair value of warrants was $206,588,000 and $0, respectively, for the nine months ended September 30, 2025, and 2024. In connection with the closing of Business Combination, the Company assumed 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate 11,500,000 shares of New XCF common stock at $11.50 and 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate 6,400,000 shares of New XCF common stock at $11.50. The total value of the liability associated with the Public Warrants and Private Warrants was $121,900,000 and $88,768,000, measured at fair value at the Closing Date. The company has recognized a gain of $206,588,000 with the revaluation of these warrants.

Loss on issuance of debt

Loss on issuance of debt was $138,000 and $0, respectively, for the nine months ended September 30, 2025, and 2024.

Loss on issuance of debt to related party

Loss on issuance of debt was $40,531,000 and $0, respectively, for the nine months ended September 30, 2025, and 2024. The loss was recorded on a promissory note issued to GL.

ELOC commitment fees

ELOC commitment fees were $7,400,000 and $0, respectively, for the nine months ended September 30, 2025, and 2024. The expenses are paid for commitment fees in connection with the ELOC Agreement with Helena for $50,000,000.

Unrealized and Realized gain on derivative asset

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the those remaining Advanced Shares. The Company remeasured the derivate asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the unaudited condensed consolidated statements of operation. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended September 30, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the unaudited condensed consolidated statement of operations. As of September 30, 2025, the fair value of the derivative asset is $0.

Interest income (expense), net

We incurred $(8,457,721) and $17 of interest income (expense), net for the nine months ended September 30, 2025 and 2024, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the nine months ended September 30, 2025, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the nine months ended September 30, 2024, resulting in additional interest expense being incurred during the period.

Other income (expenses), net

We incurred expenses of $874,299 and $0, respectively, for the nine months ended September 30, 2025, and 2024, respectively. Other expenses primarily consist of fair value adjustment on loans payable to related party and amortization of note discount on GL loan of $1,200,00.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to account for changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing, or manage the timing of our capital expenditures. As of September 30, 2025, we had a working capital shortage of $236,478,642 (current assets of $28,980,003 less current liabilities of $265,458,645. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Current cash and cash equivalents as of September 30, 2025, excluding restricted cash, totaled $879,168. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) to fund its operations, but there is no ongoing commitment or obligation to provide such financing in the future. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

The table below presents our cash flows during the nine months ended September 30, 2025, and 2024, respectively:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net cash provided by (used in):
Operating activities	$(13,752,205)	$(17,997,604)
Investing activities	(1,563,317)	(13,493,222)
Financing activities	15,787,000	36,376,675
Net increase in cash	$471,478	$4.885,849

Individual components of our cash flows are discussed below:

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2025, and 2024 was $(13,752,205) and $(17,997,604), respectively.

For the nine months ended September 30, 2025, net cash provided by operating activities primarily consisted of non-cash change in fair value of warrants liabilities of $206,588,000, partially offset by net income of $80,448,696 and non-cash expenses of severance expenses and loss on issuance of debt to related party of $13,200,000 and $40,531,000, respectively.

For the nine months ended September 30, 2024, net cash used in operating activities was $17,997,604. Net cash used in operating activities primarily consisted of a net loss of $11,181,115 and a decrease in related party payable of $4,351,251, decrease in accounts payable of $2,495,515 and an increase in other current assets of $26,541 offset by an increase in accrued expenses of $56,820.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2025, and 2024 was $1,563,317 and $13,493,222, respectively.

For the nine months ended September 30, 2025, net cash used in investing activities primarily consisted of cash paid for construction in progress of $1,784,214. For the nine months ended September 30, 2024, net cash used in investing activities primarily consisted of purchase of property and equipment of $13,254,088.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2025, and 2024 was $15,787,000 and $36,376,675, respectively.

During the nine months ended September 30, 2025, net cash provided by financing activities primarily consisted of proceeds from member contribution of $4,387,000, proceeds from borrowing of $1,950,000, proceeds from related party note of $8,500,000 and proceeds from note payable of $950,000.

Net cash provided by financing activities during the nine-month ended September 30, 2024, was $36,376,675. Net cash provided by financing activities consisted of proceeds from member contributions, proceeds from related party note payable and proceeds from borrowing of $35,455,675, $1,421,000 and $500,000, respectively, partially offset by repayment of borrowing of $1,000,000.

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

On February 26, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL a convertible promissory note in principal amount of $600,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $1 per share. GL subsequently exercised its right to convert the $600,000 of principal and $164 in accrued interest into 600,164 shares of Legacy XCF common stock. At the closing of the Business Combination, the 600,164 Legacy XCF common stock issued to GL was automatically converted into shares of New XCF common stock at an exchange ratio of approximately 0.68627. The 600,164 Legacy XCF shares converted into 411,876 shares of New XCF Class A common stock upon closing.

During Q4 2024, Legacy XCF entered into four note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, four promissory notes in principal amounts of $2,000,000, $1,000,000, $1,090,000, and $250,000. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 5,000,000 shares, 2,500,000 shares, 2,725,000 shares, and 625,000 shares of Legacy XCF common stock, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes. At the closing of the Business Combination, the 5,000,000 shares, 2,500,000 shares, 2,725,000 shares and 625,000 shares, totaling 10,350,000 of Legacy XCF common stock issued to GL were automatically converted into shares of New XCF common stock at an exchange ratio of approximately 0.68627. The 10,350,000 Legacy XCF shares converted into 7,102,924 shares of New XCF Class A common stock upon closing.

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

EEME Energy

On July 29, 2025, XCF and EEME Energy SPV I LLC (“EEME Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of the Company’s Class A common stock as it relates to the arrangement fee and 200,000 of the Company’s Class A common stock as it relates to the advisory fee. EEME Energy has elected to convert in aggregate $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of common stock of XCF.

Skyfall Capital and YBR Advisors

On October 22, 2025, the Company entered into two promissory notes, one with Skyfall Capital Ltd. and another with YBR Advisors Inc. Each note is in the principal amount of $560,000, for an aggregate principal amount of $1,120,000 (collectively, the “Notes”). Each note includes an original issue discount of $60,000 resulting in net proceeds of $500,000 for each note (or $1,000,000 in the aggregate). The Notes bear no interest except upon an event of default, at which point interest accrues at 12% per annum on overdue amounts. The Notes mature three months from disbursement of the loan proceeds. Disbursement is conditioned upon the filing of a registration statement with the Securities and Exchange Commission registering shares of the Company’s common stock issuable under the Purchase Agreement dated May 30, 2025, with Helena Global Investment Opportunities 1 Ltd. The Company is required to apply 50% of net proceeds from sales of common stock under the Purchase Agreement to repay the Notes on a pro rata basis. The Notes also contain mandatory prepayment provisions requiring immediate repayment using proceeds from any debt issuances other than permitted debt.

On November 7, 2025, the Board of Directors of XCF Global, Inc. appointed Christopher Cooper as Chief Executive Officer of the Company. In connection with his appointment, Mr. Cooper was also appointed to serve as a member of the Board.

Also on November 7, 2025, the Board appointed Wray Thorn, a director of the Company, to serve as Interim Chairman of the Board, effective immediately. Mr. Thorn will serve in this capacity until such time as the Board elects a permanent Chair.

Contractual Obligations

The Company has a long-term financial liability of $132,796,406 related to a real estate lease arrangement. There are no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities.

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

Our risk exposures are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets, including cash. Our financial asset with maximum exposure to credit risk is subscription receivable. We hold cash with a major financial institution, therefore minimizing our credit risk related to cash.

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

As of September 30, 2025, we had cash, excluding restricted cash, of $879,168 to settle current liabilities of $265,458,645 which fall due for payment within twelve months of the balance sheet date.

Refer to “Liquidity and Capital Resources” for further discussion of liquidity risk and the measures we are taking to mitigate this risk.

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or the value of holdings or financial instruments. As of September 30, 2025, we had cash of $884,484 denominated in US dollars, which we believe does not have significant market risk exposure. Our Southeast Convertible Note and other promissory notes have a fixed interest rate; therefore, we are not exposed to market risk for changing interest rates.

Inflation Risk

We do not believe that inflation had a significant impact on the results of our operations for the period presented in our financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Capital Management

Capital is comprised of our stockholders’ equity and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness, and to maximize returns for our stockholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements, and internally determined capital guidelines, and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor its capital, but rather we rely on our management expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable. We are not subject to externally imposed capital requirements.

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

Inventory

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method. Management compares the cost of inventories with the net realizable value, and an allowance is made to write down inventories to market value, if lower. Net realizable value is the estimated selling price in the ordinary course of business, less predictable cost of completion and applicable selling expenses. The cost of inventories includes inbound freight costs. As of September 30, 2025, the Company had $1,167,323 and $3,245,552 of raw material and finished goods inventory, net of reserves, respectively. As of September 30, 2025, the Company had reserves for finished goods and raw material inventory of $626,671 and $1,955,203, respectively. As of December 31, 2024, the Company did not hold any inventory.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended September 30, 2025, and December 31, 2024, no impairment expense was recognized.

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

For Legacy XCF, the following material weaknesses, which were discovered to be material during 2023 and 2024, were present at December 31, 2024: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. As of September 30, 2025, none of these items have been remediated. Our remediation plans regarding material weaknesses are addressed below.

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

Remediation of Material Weaknesses.

Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These efforts include:

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing Oracle NetSuite. We plan to utilize workflow steps to ensure all journal entries are reviewed and approved before posting to the general ledger.
●	To alleviate the lack of a formal risk assessment process and lack of functioning audit committee, post Business Combination, the Company will establish a formalized governance program and implement an appropriate risk assessment process at the board level. An Audit Committee has been established subsequent to the business combination.
●	To alleviate the material weakness that controls were not designed to ensure the financial reporting process operates effectively, the Company has hired outside consultants to assist with technical accounting and SEC reporting, and management has hired experienced accounting and finance personnel to strengthen the internal accounting function.
●	To alleviate the material weakness related to IT general controls, the Company is in the process of implementing Oracle NetSuite. The Company will also design and implement IT general controls related to the Company’s financial reporting processes.
●	To alleviate the errors related to deferred taxes, the Company has hired outside tax consultants to assist with the preparation of the tax provision. These additional resources along with the new internal personnel hired will help ensure proper presentation and disclosure of taxes in the consolidated financial statements.
●	To alleviate the lack of segregation of duties within the accounting function, the Company will hire additional accounting personnel and implement Oracle NetSuite to configure workflow approvals to address segregation of duties in the accounting processes

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Quarterly Report on Form 10-Q for the period ended June 30, 2025, other than as follows:

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

We are dependent upon the continued availability and commitment of our key management, including our Chief Executive Officer, Chris Cooper, and Simon Oxley, our Chief Financial Officer. The loss of any such members could negatively impact business operations. From time to time, we will also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate the business. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business plan and growth strategy could be affected, which could have a material adverse impact on our profitability, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2025, Legacy XCF and Narrow Road Capital, Ltd. entered into a promissory note (the “Narrow Road Note”) for the gross principal amount of $700,000. The Narrow Road Note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Narrow Road Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Narrow Road Note, the holder has the right, but not the obligation, to elect to receive up to 280,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Narrow Road Note in full, or (ii) six (6) months from issuance of the Narrow Road Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing. On May 30, 2025, Narrow Road elected to receive 500 shares of Legacy XCF stock. On September 10, 2025, Narrow Road elected the right to receive the remaining outstanding 279,500 shares associated with the note which were convertible into 191,813 shares of New XCF.

On May 14, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note (the “Cribb Note”) for the gross principal amount of $250,000. The Cribb Note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Cribb Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Cribb Note, the holder has the right, but not the obligation, to elect to receive up to 100,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Cribb Note in full, or (ii) six (6) months from issuance of the Cribb Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of XCF’s proposed business combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of XCF in connection with the business combination closing. On May 30, 2025, Gregory Segars Cribb elected to receive 500 shares of Legacy XCF stock. On September 10, 2025, Gregory Segars Cribb elected the right to receive the remaining outstanding 99,500 shares associated with the note were convertible into 68,214 shares of New XCF.

Helena Note

On May 30, 2025, Legacy XCF, New XCF, Randall Soule, in his individual capacity as a shareholder of Legacy XCF (“Soule”), and the Investor entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from the Investor’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to the Investor, representing the expected number of shares of Legacy XCF common stock that will be equal to 2,000,000 shares of New XCF Class A Common Stock as of the closing of the business combination (the “Advanced Shares”). Upon the Investor’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If the Investor shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note.

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

EEME Energy

On July 29, 2025, XCF and EEME Energy SPV I LLC (“EEMe Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of the Company’s Class A common stock as it relates to the arrangement fee and 200,000 of the Company’s Class A common stock as it relates to the advisory fee. EEME Energy has elected to convert in aggregate $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into 5,216,220 shares of common stock of XCF.

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

Item 3. Defaults Upon Senior Securities

Greater Nevada Credit Union Loan

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of filing, New Rise Reno has not made payment of the amounts demanded. As of October 31, 2025, the amount required to bring the GNCU Loan current is approximately $26,700,000, inclusive of principal and interest, excluding approximately $2,400,000 of penalties/late charges.

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

Twain Ground Lease

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of filing, New Rise Reno has not made payment of the amounts demanded. As of October 31, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled approximately $28,100,000, comprised of (i) $18,400,000 of lease payments and (ii) $9,700,000 of late fees and penalties.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on March 12, 2024)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on December 5, 2024)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on April 7, 2025)
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
2.5	Waiver of Closing Conditions dated as of June 5, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 6, 2025)
2.6	Membership Interest Purchase Agreement by and among RESC Renewables Holdings, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.24 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.7	Membership Interest Purchase Agreement by and among Randy Soule and GL Part I SPV, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.8	Security Agreement-Pledge between XCF Global Capital, Inc. and RESC Renewables Holdings, LLC (incorporated by reference to Exhibit 10.26 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.9+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Good Steward Biofuels FL, LLC (incorporated by reference to Exhibit 10.27 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.10+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Southeast Renewables LLC (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.2	Warrant Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.1	Amendment No. 1, dated as of July 10, 2025, to Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc. aa Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorproated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on July 15, 2025)
10.2	Amendment dated July 10, 2025 Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 15, 2025)
10.3	Convertible Note Purchase Agreement, dated as of July 29, 2025 by and between XCF Global, Inc. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on August 1, 2025)
10.4	Convertible Promissory Note, dated as of July 29, 2025 by and between XCF Global, Inc. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on August 1, 2025)
10.5	Employment Agreement, dated November 7, 2025, by and between XCF Global, Inc. and Christopher Cooper (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on November 12, 2025)
10.6	Skyfall Promissory Note dated October 22, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on October 27, 2025)
10.7	YBR Promissory Note dated October 22, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on October 27, 2025)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

XCF GLOBAL, INC.

Date: November 14, 2025	By:	/s/ Chris Cooper
Chris Cooper
Chief Executive Officer

	By:	/s/ Simon Oxley
Simon Oxley
Chief Financial Officer

	By:	/s/ Pamela Abowd
Pamela Abowd
Chief Accounting Officer

