Form 10-K
period 2025-12-31
XCF Global, Inc.
filed 2026-03-31
CIK 2019793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission file number 001-42687

XCF GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-4582264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 City West Blvd, Suite 150-138 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(346) 630-4724

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SAFX	The Nasdaq Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $95,482,000 computed based upon a last sales price of $1.76 as reported by the Nasdaq Capital Market as of June 30, 2025.

As of March 25, 2026, there were 275,448,688 shares of the registrant’s Class A Common Stock outstanding.

i

FORWARD LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the Securities and Exchange Commission (the “SEC”) other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) statements regarding the company’s expectations with respect to future performance and anticipated financial impacts of the recently completed Business Combination, (ii) projections of revenue, earnings, capital structure and other financial items, (iii) statements of our plans and objectives, (iv) statements of expected future economic performance, and (v) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” “outlook,” “continues,” “approximately,” “predicts,” “estimates,” “projects,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

●	changes in domestic and foreign business, market, financial, political, regulatory and legal conditions;
●	unexpected increases in our expenses, including manufacturing and operating expenses and interest expenses, as a result of potential inflationary pressures, changes in interest rates and other factors;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any agreements with regard to our offtake arrangements;
●	the risk that the proposed transaction between the Company, XCF, DEVS and EEME is not consummated;
●	the outcome of any legal proceedings that may be instituted against the parties to the Business Combination or others;
●	our ability to continue to meet Nasdaq’s continued listing standards;
●	our ability to integrate the operations of New Rise and implement its business plan on its anticipated timeline;
●	our ability to raise financing to fund our operations and business plan and the terms of any such financing;
●	the New Rise Reno production facility’s ability to produce the anticipated quantities of SAF without interruption or material changes to the SAF production process;
●	the New Rise Reno production facility’s ability to produce renewable diesel in commercial quantities without interruption during the ongoing SAF ramp-up process;
●	our ability to resolve current disputes between our New Rise subsidiary and its landlord with respect to the ground lease for the New Rise Reno facility;
●	our ability to resolve current disputes between our New Rise subsidiary and its primary lender with respect to loans outstanding that were used in the development of the New Rise Reno facility;
●	payment of fees, expenses and other costs related to the completion of the Business Combination and the New Rise acquisitions;
●	the risk of disruption to our current plans and operations as a result of the consummation of the Business Combination and the proposed transaction between the Company, XCF, DEVS and EEME;
●	our ability to recognize the anticipated benefits of the Business Combination, the New Rise acquisitions and proposed transaction between the Company, XCF, DEVS and EEME, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
●	changes in applicable laws or regulations;
●	risks related to extensive regulation, compliance obligations and rigorous enforcement by federal, state, and non-U.S. governmental authorities;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the availability of tax credits and other federal, state or local government support;
●	risks relating to our and New Rise’s key intellectual property rights, including the possible infringement of their intellectual property rights by third parties;
●	the risk that our reporting and compliance obligations as a publicly traded company divert management resources from business operations;
●	the effects of increased costs associated with operating as a public company; and
●	various factors beyond management’s control, including general economic conditions and other risks, uncertainties and factors set forth in our filings with the SEC, including the risk factors contained herein and filings we make with the SEC in the future.

While forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this proxy statement, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company.

ii

PART I

ITEM 1. BUSINESS.

This description contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein. We assume no obligation to update any forward-looking statements contained herein.

Overview

Unless otherwise stated herein or unless the context otherwise requires, the terms “we,” “us,” “our,” “XCF,” and the “Company” refer to XCF Global, Inc. (formerly known as Focus Impact BH3 NewCo, Inc.), a Delaware corporation, after giving effect to the Business Combination between Focus Impact BH3 Acquisition Company, a Delaware corporation (“Focus Impact”), Focus Impact BH3 NewCo, Inc., a Delaware corporation (“NewCo”), Focus Impact BH3 Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of NewCo (“Merger Sub 1”), Focus Impact BH3 Merger Sub 2, Inc., a Delaware corporation and wholly owned subsidiary of NewCo (“Merger Sub 2”), and XCF Global Capital, Inc., a Nevada corporation (“Legacy XCF”), on June 6, 2025.

Legacy XCF was incorporated on January 20, 2023, for the purpose of making investments in renewable energy assets and production facilities. XCF has completed acquisitions in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of sustainable aviation fuel (“SAF”), a synthetic kerosene derived from waste- and residue-based feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. XCF is committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable fuel sectors as a result of a combination of regulatory support, industry-led demand, and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use waste- and residue-based feedstocks at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF and renewable fuels. XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners.

Our intention is to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. Our initial operations include the New Rise Reno Renewables LLC (“New Rise Reno”) renewable fuel production facility. Legacy XCF completed acquisitions of New Rise SAF Renewables, LLC (“New Rise SAF”) and New Rise Renewables, LLC (“New Rise Renewables”) (collectively, New Rise SAF and New Rise Renewables are referred to as “New Rise”) on January 23, 2025 and February 19, 2025 respectively. Herein, we refer to the acquisitions of New Rise SAF and New Rise Renewables as the “New Rise Acquisitions”. Legacy XCF also owns dormant biodiesel plants in Fort Myers, FL and Wilson, NC that it is considering to further build-out and reconstruct into SAF, renewable fuels, and/or associated SAF-related infrastructure. The Company is continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within XCF’s broader SAF and renewable fuel value chain.

Blended with conventional Jet-A fuel, SAF is a “drop-in fuel” which means it can be used in existing aircraft and aviation infrastructure without the need for modification. Publications by a variety of industry organizations and experts, for example a thought leader piece with Air bp global aviation sustainability director posted on the BP p.l.c. (“BP”) website and publications from the IATA estimate that SAF can reduce lifecycle greenhouse gas emissions by up to 80% compared to conventional jet fuel; this estimated reduction in greenhouse gas emissions is based on factors that impact the ultimate reduction in greenhouse gas emissions for a given SAF product including the feedstock used, the production method employed, and the supply chain to the airport. In a recent study by the EPA on Atmospheric Concentrations of Greenhouse Gases, global atmospheric concentrations of carbon dioxide, methane, nitrous oxide, and certain manufactured greenhouse gases have all risen significantly over the last few hundred years. Further, the EPA has noted that the combustion of fossil fuels such as gasoline and diesel to transport people and goods was the largest source of CO2 emissions in 2022, accounting for 35% of total U.S. CO2 emissions and 28% of total U.S. greenhouse gas emissions.

XCF intends to generate revenue and contribute to clean energy in the transportation sector by selling renewable fuels, primarily SAF, produced at the Company’s SAF production facilities. XCF primarily intends to sell both “neat” or unblended SAF and blended SAF:

●	Neat SAF is used to describe SAF that has not been blended with conventional Jet-A fuel meeting ASTM Standard D7566. SAF is a direct replacement for fossil jet fuel (conventional jet fuel currently used in the aviation industry), made from renewable raw materials. As previously stated, industry experts including Air bp and IATA indicate that SAF can reduce CO2 emissions by up to 80% over the fuel’s life cycle compared to using fossil jet fuel depending on factors such as the feedstock used, the production method employed, and the supply chain to the airport; and

●	Blended SAF refers to a blended fuel containing a blend ratio of both neat SAF and Jet-A fuel meeting ASTM Standard D1655. Because neat SAF has a lower carbon intensity (“CI”) than Jet-A, blended fuel has a lower CI level than pure Jet-A. CI is a measure of carbon dioxide and other greenhouse gases (CO2e) per unit of activity. According to the U.S. Department of Energy, neat SAF can be blended with Jet-A at different levels with limits between 10% and 50% depending on production pathway and feedstock. Airlines who purchase SAF currently utilize blended SAF at ratios between 90/10 and 70/30 (Jet-A : neat SAF); the maximum blend ratio is 50/50 (Jet-A : neat SAF).

(1) BP “What is Sustainable Aviation Fuel?”

The Company may also opportunistically evaluate the production of other sustainable renewable fuels, including but not limited to renewable diesel and biodiesel.

The need for energy is a necessity and will not be eliminated in the near future. However, due to the cumulative harmful impacts of fossil fuels on our environment, how the world sources its energy is expected to evolve. The transportation sector, one of the largest contributors to GHG emissions according to the EPA, has recognized its role in climate change and has begun to seek alternative energy sources from renewable and sustainable fuels. Specifically, the aviation industry, which, according to the International Energy Agency (“IEA”), accounted for 2.5% of global energy-related CO2 emissions in 2023, is making progress to reduce emissions. Key milestones include:

●	In 2022, the 184 member states of the International Civil Aviation Organization (ICAO) adopted a long-term global aspirational goal of net zero carbon emissions from international aviation by 2050;

●	In 2022, the United States announced important tax credits and a competitive grant program under the Inflation Reduction Act, which will allocate $3.3 billion to scaling up SAF production, with the aim of meeting the 3 billion gallons milestone set by the SAF Grand Challenge by 2030; and

●	In the European Union, the European Parliament and European Council reached an agreement in 2023 on the rules of ReFuelEU Aviation on the schedule of minimum SAF blend-in shares, with sub-targets for synthetic fuels, through 2050.

As calls for sustainability growth and global demand for renewable energy accelerates, XCF believes it can capitalize upon the scale of this market opportunity and expand at a pace for the foreseeable future. The Company’s ability to capitalize on the market opportunity and implement its plan is dependent on its ability to raise capital necessary for capital investments and operate its facilities efficiently.

Air bp also indicates that pricing for SAF has been higher than conventional jet fuel primarily due to production costs and availability of sustainable feedstocks. Nevertheless, governments and airlines around the world are setting targets to use SAF, as a number of experts, including McKinsey & Company have expressed their belief that SAFs are the most viable near-term option for decreasing aviation-related emissions. The United States is leveraging a combination of loan and grant programs and tax incentives as state and federal governments have taken the lead in stimulating the demand for and adoption of SAF. These efforts have provided significant tailwinds for both SAF supply and demand thus driving a need for new plants and increased production. These incentives, however, may change or be revoked.

XCF Project Pipeline and Growth Plan

In the near term, XCF plans to operate and develop four projects for the production of SAF or associated SAF-related infrastructure. The Company intends to generate revenues from the sale of its SAF products to offtake partners, which include energy companies, fuel wholesalers and brokers, airlines, or fixed-based operators (“FBOs”). The existing facility in Reno, Nevada, which we refer to as New Rise Reno, was converted to SAF production in October 2024 and we currently expect to achieve commercial production of SAF at nameplate capacity as early as the second quarter of 2026. A second facility that we intend to build in Reno, Nevada, adjacent to New Rise Reno (“New Rise Reno 2”), is currently expected to come online in 2028. Our ability to bring future sites online on the intended timeline, if at all, is dependent on our ability to raise and deploy necessary funding capital and effectively manage the project buildout timeline, of which there can be no assurances. Total anticipated annual production output of neat SAF, assuming the projects develop as expected and on time, is expected to be 80 million gallons per year by the end of 2028. Realizing these output assumptions is dependent on various factors, including our ability to raise and deploy necessary funding capital and effectively manage the project buildout timeline and our ability to manage the feedstock supply chain and efficiently operate the facilities , of which there can be no assurances. We believe this rolling expansion strategy allows the Company to bring new supply to the market in parallel with the anticipated increase in demand for SAF in the second half of the decade yet also affords the Company the option to opportunistically pivot to other renewable products or related infrastructure facilities depending on environment and market conditions.

●	New Rise Reno - Our current hydrotreating technology is capable of treating 130 thousand gallons of feedstock per day or approximately 44 million gallons of feedstock per year. Once our facility is upgraded this year, factoring of finished product yields of ~86%, as it compares to feedstock input, and required maintenance downtime of ~26 days per year, we expect New Rise Reno to have a nameplate production capacity of approximately 112 thousand gallons of finished product per day or approximately 38 million gallons per year of neat SAF.

●	New Rise Reno 2 - We expect new construction of New Rise Reno 2 to use similar hydrotreating technology as New Rise Reno with an additional 8,400 gallons per day being able to be treated. As a result, estimated feedstock hydrotreating capabilities would be 139 thousand gallons of feedstock per day or approximately 47 million gallons of feedstock per year. After factoring in finished product yields of ~86% and required maintenance downtime of ~26 days per year, we expect the New Rise Reno 2 production facility to have a nameplate production capacity of approximately 119 thousand gallons of neat SAF per day or approximately 40 million gallons of finished product per year.

●	Fort Myers and Wilson - The Company is continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within XCF’s broader SAF and biofuels value chain. We are considering whether to further build-out and reconstruct these sites into SAF, renewable fuels, and/or associated SAF-related infrastructure.

New Rise Reno (Reno, Nevada)

In 2023, Legacy XCF began analyzing acquisition targets within the renewable fuels space, which included New Rise Renewables and New Rise Renewables SAF. New Rise Renewables owns and operates the New Rise Reno production facility, which sits on 10 acres of land in the Tahoe Reno Industrial Center (TRI) in Reno, NV; this site is not considered a Tier 1 Renewable Chemical Investment Tax Credit (ITC) area. The facility has rail access and is adjacent to I-80, a major interstate highway. At that time, New Rise Renewables was in the process of bringing its New Rise Reno facility online as a renewable diesel production facility. New Rise Renewables SAF is the adjacent plot next to the current New Rise Reno facility that is expected to be constructed into a SAF facility. Because New Rise Renewables, LLC had a Supply and Offtake Agreement (the “P66 Agreement”) with Phillips 66, the New Rise Reno plant was nearing completion and commencing operations, and the adjacent plot was primed for development, Legacy XCF began negotiations to purchase the outstanding membership interests of New Rise Renewables, LLC.

On December 8, 2023, Legacy XCF entered into the New Rise Renewables Membership Interest Purchase Agreement (the “New Rise Renewables MIPA”) with RESC Renewables Holdings, LLC (“RESC Renewables”) for an aggregate purchase price of $1.1 billion, less acquired liabilities of approximately $112.5 million, to acquire all of the issued and outstanding membership interests in New Rise Renewables. In October 2024, we filed a premerger notification with the FTC to comply with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On November 15, 2024, the thirty-day waiting period expired.

On February 19, 2025, Legacy XCF completed the acquisition of New Rise Renewables subject to additional post-closing conditions. On February 19, 2025, the aggregate purchase price of $1.1 billion was reduced by $118,700,000, which represented principal and interest on New Rise Renewable’s outstanding debt obligations to a financial institution and two notes payable to Legacy XCF. As a result, RESC Renewables was issued 88,126,200 shares of Legacy XCF common stock in exchange for its membership units. In connection with a consulting agreement between RESC Renewables and GL Part SPV I, LLC (“GL”), GL was entitled to receive 4,406,310 shares of the Legacy XCF common stock issued to RESC Renewables. In addition, pursuant to the New Rise Renewables MIPA, Legacy XCF issued a convertible promissory note to RESC Renewables in principal amount of $100,000,000. The entire principal amount of the promissory note was held by RESC Renewables prior to the merger with Focus Impact BH3 Acquisition Corp.

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

At the closing of the Business Combination the 82,965,533 shares of Legacy XCF common stock issued to RESC Renewables and the 4,366,598 shares of Legacy XCF common stock issued to GL were automatically converted into shares of XCF Class A common stock at an exchange ratio of approximately 0.68627. The 82,965,533 Legacy XCF shares converted into 56,936,990 shares of XCF Class A common stock and the 3,693,830 shares converted into 2,996,678 shares of XCF Class A common stock upon closing.

The New Rise Reno production facility functions as XCF’s flagship SAF production facility. The facility employs a two-stage process including pretreatment and hydrotreatment. Through the use of a pretreatment process, it is expected that New Rise Reno will be able to use a variety of waste- and residue-based feedstocks to produce SAF and other renewable fuels such as renewable diesel. The conversion of New Rise Reno to SAF production was managed by Encore DEC, LLC (“Encore”), one of the engineering, procurement, and construction (“EPC”) companies that was subcontracted to build New Rise Reno and which is 100% owned by Randy Soule. Mr. Soule is currently XCF’s second largest shareholder. Because the required facility infrastructure is similar for both renewable diesel and SAF production, pretreatment, electrical, water, railcar and other infrastructure were already in place from the original construction of the facility. As a result, the New Rise Reno facility was efficiently converted into a SAF production facility without bearing greenfield construction costs. RESC Renewables Holdings, LLC, the sole member of New Rise Renewables provided necessary capital to New Rise Reno to convert the facility to SAF and incurred approximately $17 million in construction costs related to the conversion. The facility underwent testing and produced 20,000 gallons of neat SAF in November 2024.

In February 2025, New Rise Reno began its ramp-up process. The ramp-up process, a critical phase for all new fuel facilities, is the period after commissioning when a new fuel facility works to optimize its production gradually from initial test runs to full, nameplate capacity. During the initial production runs, the facility produced neat SAF at approximately 50% production capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion, such as meeting ASTM 7566 specifications for synthetic blending component standards to be blended with conventional jet fuel. Such final project acceptance has not yet been completed.

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

We currently expect to meet SAF production at nameplate capacity as early as the second quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the New Rise Reno production facility will be able to produce SAF at full capacity. Any delay beyond the second quarter of 2026 in our ability to resume SAF production and/or any delay in our ability to operate the New Rise Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability. From April through the end of December 2025, New Rise Reno produced, in aggregate, approximately 5.8 million gallons of neat SAF, renewable diesel, and renewable naphtha.

Since the initial production of renewable diesel, our New Rise Reno production facility has experienced repeated maintenance-related downtime that has required additional maintenance capital expenditures and other unanticipated operating expenses. These disruptions have limited our ability to operate at expected levels and delayed our efforts to achieve full production capacity. Although management has taken steps to address these issues, there can be no assurance as to when or whether the Reno facility will consistently operate at or near 100% production capacity for renewable diesel. Continued downtime, additional maintenance requirements, or the inability to achieve stable full-capacity operations could materially and adversely affect our revenues, profitability, and liquidity.

The New Rise Reno facility has rail access which serves as an entry and exit point for receiving feedstock directly at the plant and delivering SAF to off-takers. Once feedstock arrives by rail at the on-site spur, it is transported directly from rail cars into storage tanks at the facility’s tank farm. New Rise Reno has the ability to store up to 1.5 million gallons of feedstock at its on-site tank farm with additional storage available on the rail spur.

On May 23, 2017, New Rise Reno entered into the P66 Agreement, a supply and offtake agreement with Phillips 66 whereby Phillips 66 would sell to New Rise Reno 100% of the feedstocks required for the production of renewable diesel at the New Rise Reno facility and purchase from New Rise Reno 100% of the renewable diesel produced at the facility. Under terms of the agreement, feedstock is supplied to New Rise Reno at spot pricing plus transportation, terminal, and logistics expenses plus a per gallon fee. For the sale of renewable diesel, Phillips 66 purchases 100% of the renewable diesel at a price per gallon based on current index prices for renewable diesel and other tax-based credits.

In May 2024, New Rise Reno and Phillips 66 entered into an addendum to the P66 Agreement, with an initial term of five years from the commencement date of September 1,2024, that extends the supply and offtake agreement to include feedstocks for renewable products and the sale of renewable products produced by New Rise Reno, including SAF, to Phillips 66. Under the amended terms of the agreement, the terms of the feedstock price remain unchanged to the original agreement and P66 will charge New Rise Reno for transportation and logistics costs, and terminal, storage, blending and distribution fees to bring the renewable products to market. At the end of the initial five-year term, the agreement shall automatically renew for two successive additional periods of five years, unless otherwise terminated according to the terms, bringing the total duration of the agreement to a potential term of 15 years. At present, this is the only supply and offtake agreement for XCF’s current or planned production facilities. Other than the P66 Agreement, XCF and New Rise Reno do not have other feedstock supply or SAF off-take agreements in place.

October 1, 2025, New Rise Reno entered into an additional amendment to the P66 Agreement. The amendment modifies certain operational provisions of the Agreement, including clarifying that Phillips 66 retains title to feedstock while such feedstock is stored at the New Rise facility and that title transfers to New Rise only when the feedstock exits storage tanks and enters process units for conversion. The amendment also specifies New Rise’s obligations to maintain flow-metering equipment, provide daily inventory reports to Phillips 66, and conduct monthly reconciliations of volumes, and grants Phillips 66 a continuing right, exercisable upon written notice, to require reloading of feedstock from storage tanks into railcars. New Rise must, at its expense, maintain equipment and procedures to perform the reverse-flow operation described in the Amendment and permit Phillips 66 reasonable access to inspect related equipment and operations.

New Rise Reno 2 (Reno, Nevada)

On December 8, 2023, Legacy XCF also entered into the New Rise SAF Renewables MIPA, (the New Rise SAF Renewables MIPA and the New Rise Renewables MIPA are referred to herein as the “MIPAs”) to acquire all of the issued and outstanding membership interests in New Rise SAF Renewables Limited Liability Company from Randy Soule and GL Part SPV I, LLC for an aggregate purchase price of $200.0 million. In October 2024, we filed a premerger notification with the FTC to comply with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On November 15, 2024, the thirty-day waiting period expired. Our acquisition of New Rise SAF was completed on January 23, 2025. At closing, the aggregate purchase price of $200 million was reduced by $12.7 million, which represented Legacy XCF’s five times liquidation preference for its preferred membership units. As a result, Randy Soule was issued 15,036,170 shares of Legacy XCF common stock in exchange for his membership units, and GL was issued 3,693,830 shares of Legacy XCF common stock in exchange for its membership units and after consideration of its five times liquidation preference. Total consideration at closing was approximately $187.3 million or 18,730,000 shares of Legacy XCF common stock.

At the closing of the Business Combination, the 15,036,170 shares of Legacy XCF common stock issued to Randy Soule and the 3,693,830 shares of Legacy XCF common stock issued to GL were automatically converted into shares of XCF Class A common stock at an exchange ratio of approximately 0.68627. The 15,036,170 Legacy XCF shares converted into 10,318,915 shares of XCF Class A common stock and the 3,693,830 shares converted into 2,534,975 shares of XCF Class A common stock upon closing.

This acquisition resulted in Legacy XCF owning a 10-acre plot adjacent to the New Rise Reno production facility. XCF intends to leverage the pretreatment, electrical, water, rail spur, and other infrastructure at the existing New Rise Reno facility to build an additional SAF facility at New Rise Reno 2. As an adjacent site, we expect New Rise Reno 2 will be able to share in the existing utilities and transportation infrastructure already built. Since the lines, pipes, rail track, and other related infrastructure have already been constructed, we expect New Rise Reno 2 will be able to link into existing infrastructure rather than complete a full ground-up build. As we intend to utilize the same pre-treatment and hydrotreatment technology at New Rise Reno 2 that is currently in place at New Rise Reno, New Rise Reno 2 will utilize the same feedstocks as New Rise Reno. New Rise Reno 2 is anticipated to have estimated construction costs of $300 million and will take approximately 28 months to complete from the date construction begins. We anticipate beginning engineering work in 2026 with SAF production to begin in 2028, all dependent on our ability to raise and deploy necessary funding capital and effectively manage the project buildout timeline, of which there can be no assurances. XCF expects that New Rise Reno 2 could produce an additional 40 million gallons of neat SAF annually.

XCF will search for experienced EPC subcontractors to manage the construction of New Rise Reno 2. We may elect to use a service provider to provide operating and maintenance services for the New Rise Reno 2 SAF facility to provide critical operating and maintenance services to operate New Rise Reno 2. XCF intends to attempt to extend its existing supply and offtake agreement with Phillips 66 to the New Rise Reno 2 facility. The Company, however, may also pursue long-term offtake agreements with similar offtake partners, airlines, or FBOs and may also opportunistically pursue alternative feedstock suppliers. Currently, XCF does not have supply and offtake agreements for the New Rise Reno 2 production facility.

Fort Myers (Fort Myers, Florida) and Wilson (Wilson, North Carolina)

On October 31, 2023, Legacy XCF entered into an asset purchase agreement with Good Steward Biofuels, LLC to acquire a biodiesel plant in Fort Myers, Florida, which we refer to as Fort Myers. Consideration for the purchase was paid at closing by our issuance of 9,800,000 shares of Legacy XCF common stock. The aggregate purchase price was $100.0 million, less $2.0 million in notes payable and loans assumed by Legacy XCF, using a stock price conversion factor of $10.00 per share.

At the closing of the Business Combination, the 9,800,000 shares of Legacy XCF common stock issued to Good Steward were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 9,800,000 Legacy XCF shares converted into 6,725,474 shares of XCF Class A common stock upon closing.

On October 31, 2023, Legacy XCF also entered into an asset purchase agreement with Southeast Renewables, LLC to acquire a biodiesel plant in Wilson, North Carolina, which we refer to as Wilson, for an aggregate purchase price of $100.0 million. Consideration for the purchase was paid at closing by our delivery of a convertible promissory note in the principal amount of $23.0 million and issuance of 7,700,000 shares of Legacy XCF common stock. On December 29, 2023, Legacy XCF and Southeast Renewables, LLC entered into a note purchase agreement to convert the $23.0 million in principal outstanding and $297,425 in accrued interest at a conversion factor of $10.00 per share into 2,329,743 common stock shares.

At the closing of the Business Combination, the 7,700,000 shares and 2,329,743 shares of Legacy XCF common stock issued to Southeast Renewables were automatically converted into shares of XCF Class A common stock at an exchange ratio of approximately 0.68627. The 7,700,000 and 2,329,743 Legacy XCF shares converted into 5,284,301 and 1,598,839 shares of XCF Class A common stock upon closing.

Both Fort Myers and Wilson are dormant biodiesel facilities, potentially strategically positioned to service the South Atlantic, East South Central, and Middle Atlantic markets.

●	Fort Myers - The Fort Myers site is a 7-acre site that is leased from the Florida Department of Agriculture and was originally built to produce biodiesel and glycerin, a byproduct from biodiesel production. The Fort Myers site is located near I-75 on Florida’s Gulf Coast; this jurisdiction is not a Tier 1 ITC area.

●	Wilson - Located in a Tier 1 ITC area near I-587 and I-95, the Wilson site is within 500 miles of New York City and Atlanta, GA, and 600 miles of Nashville, TN. This centric location enables Wilson to serve as an East Coast conduit as the business expands. The Wilson site is 3.75-acre site that was originally built to produce biodiesel and glycerin.

We are considering whether to further build-out and reconstruct the Fort Myers and Wilson sites into SAF, renewable fuels, and/or associated SAF-related infrastructure though environmental, market conditions, and other factors may ultimately indicate an alternative use is more advantageous. If both Fort Myers and Wilson are reconstructed to produce SAF, it is expected to take approximately 36 months to complete from the date construction commences with anticipated construction costs of approximately $350 million per site. The Company is preparing to commission a suitability analysis for each site to determine the optimal use case for each site, ensuring the highest possible accretion to revenue and net profit.

Supply and Offtake Agreements

On May 23, 2017, New Rise Reno entered into the P66 Agreement whereby Phillips 66 would sell to New Rise Reno 100% of the feedstocks required for the production of renewable diesel at the New Rise Reno facility and purchase from New Rise Reno 100% of the renewable diesel produced at the facility. Under terms of the agreement, feedstock is supplied to New Rise Reno at spot pricing plus transportation, terminal, and logistics expenses plus a per gallon fee. For the sale of renewable diesel, Phillips 66 purchases 100% of the renewable diesel at a price per gallon based on current index prices for renewable diesel and other tax-based credits.

In May 2024, New Rise Reno and Phillips 66 entered into an addendum to the P66 Agreement, with an initial term of five years from the commencement date of September 1,2024, that extends the supply and offtake agreement to include feedstocks for renewable products and the sale of renewable products produced by New Rise Reno to Phillips 66. Under the amended terms of the agreement, the terms of the feedstock price remain unchanged to the original agreement and P66 will charge New Rise Reno for transportation and logistics costs, and terminal, storage, blending and distribution fees to bring the renewable products to market. At the end of the initial five-year term, unless otherwise terminated according to the terms, the agreement shall automatically renew for two successive additional periods of five years, bringing the total duration of the agreement to a potential term of 15 years. At present, this is the only supply and offtake agreement for XCF’s current or planned production facilities. Other than the P66 Agreement, XCF and New Rise Reno do not have other feedstock supply or SAF off-take agreements in place.

In addition, the addendum to the P66 Agreement permits New Rise Reno to continue to engage in sales and business development activities. For sales to a third-party that result in a premium to the price provided in the P66 Agreement, New Rise Reno and Phillips 66 will share in the price premium 77% and 23% respectively. Phillips 66 will remain responsible for blending and logistics services for sales to a third-party as well. Management is currently engaged in discussions with and has submitted proposals to multiple partners regarding SAF offtake.

In October 2025, New Rise Reno and Phillips 66 entered into an addendum to the P66 Agreement. The amendment enhances operational clarity and improves XCF’s working capital efficiency by modifying key feedstock handling and title-transfer provisions. By aligning title transfer with the production process, the amendment shortens XCF’s working capital cycle by approximately 10 days, thereby strengthening the company’s liquidity position. The amendment modifies certain operational provisions of the P66 Agreement, including clarifying that Phillips 66 retains title to feedstock while such feedstock is stored at the New Rise facility and that title transfers to New Rise Reno only when the feedstock exits storage tanks and enters process units for conversion. The amendment also specifies New Rise Reno’s obligations to maintain flow-metering equipment, provide daily inventory reports to Phillips 66, and conduct monthly reconciliations of volumes, and grants Phillips 66 a continuing right, exercisable upon written notice, to require reloading of feedstock from storage tanks into railcars.

The amendment also establishes enhanced operational and reporting procedures. New Rise Reno will maintain flow-metering equipment and provide daily inventory reports and monthly reconciliations to Phillips 66, ensuring continuous visibility into feedstock management. Except as expressly amended, all other terms and conditions of the original P66 Agreement remain unchanged and in full force and effect.

Future Expansion

XCF intends to leverage the selected technology stack and site design, configuration, and layout of its New Rise Reno production facility as a model for future sites.

We believe this site design requires less area to build a production facility and can be efficiently replicated as modular design allows for rapid expansion. The New Rise Reno site has four modules - feedstock receiving, pretreatment, hydrotreatment, and finished goods (neat SAF) offtake. The feedstock receiving and finished goods offtake modules have direct access to both rail and truck ports. This design increases operational efficiency because it facilitates direct unloading of feedstock for production and direct loading of SAF onto customers’ trucks or rail tanks. By directly unloading feedstock and finished goods rather than storing them for extended periods, the facility requires a smaller sized tank farm, thereby reducing the size of the facility and increasing the speed of construction. However, while we intend to have the New Rise Reno serve as the model, future sites will be designed on a case-by-case basis as facility designs will consider geographic opportunities and limitations; other operations related considerations will be addressed during feasibility studies and final investment decision (“FID”) analysis.

XCF will consider both greenfield developments and facility conversion projects. The Company intends to prioritize future development in locales with favorable regulatory policies, in Tier 1 Renewable Chemical ITC areas in Trade Association for Commercial Property Assessed Clean Energy (C-PACE) approved states. XCF intends to regularly review its site selection criteria in concert with the evolving market dynamics, the unique and specific needs of each potential project, and frequent changes in local, state, and/or federal policies.

International Expansion

XCF intends to grow its international expansion strategy focused on accelerating the deployment of sustainable aviation fuel through capital-efficient partnerships. On October 9, 2025, XCF entered into a binding term sheet with New Rise Australia Pty. Ltd. We believe this approach leverages the Company’s proprietary facility design and process configurations, enabling regional partners to develop and operate renewable fuel projects while XCF retains ownership of its intellectual property. The model is structured with the goal of aligning long-term interests through equity participation, licensing-based revenue streams, and selective governance involvement. This framework is intended to support scalable growth in priority markets while maintaining a disciplined, asset-light approach to global expansion.

Business Combination

On March 11, 2024, Focus Impact, NewCo, Merger Sub 1, Merger Sub 2, and Legacy XCF entered into the Business Combination Agreement, pursuant to which Focus Impact agreed to combine with Legacy XCF in a series of transactions that would result in NewCo becoming a publicly traded company (collectively, the “Business Combination”). On June 6, 2025 (the “Closing Date”), the parties to the Business Combination Agreement completed the Business Combination. In connection with the closing of the Business Combination, NewCo changed its name to “XCF Global, Inc.” The terms of the Business Combination Agreement provided that the Business Combination would be completed on the Closing Date in two steps, with (i) Focus Impact merging with and into Merger Sub 1 (the “NewCo Merger”), with Merger Sub 1 surviving the NewCo Merger as a direct wholly owned subsidiary of NewCo and (ii) immediately following the NewCo Merger, Merger Sub 2 merging with and into XCF (the “Company Merger”), with XCF surviving the Company Merger as a direct wholly owned subsidiary of NewCo. Pursuant to the terms of the Business Combination Agreement: in connection with the completion of the NewCo Merger (i) each share of Focus Impact Class A common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the NewCo Merger was converted into the right to receive one share of XCF Class A common stock, par value $0.0001 per share (“XCF Common Stock”) (rounded down to the nearest whole share), (ii) each share of Focus Impact Class B common stock, par value $0.0001 per share outstanding immediately prior to the effectiveness of the NewCo Merger was converted into the right to receive one share of XCF Common Stock and (iii) each warrant of Focus Impact outstanding immediately prior to the effectiveness of the NewCo Merger was converted into the right to receive one XCF Warrant, with XCF assuming Focus Impact’s rights and obligations under the existing warrant agreement; and in connection with the completion of the Company Merger, each share of common stock of XCF outstanding immediately prior to the effectiveness of the Company Merger was converted into the right to receive shares of XCF Common Stock (rounded down to the nearest whole share) determined in accordance with the Business Combination Agreement based on a pre-money equity value of XCF of $1,750,000,000, subject to adjustments for net debt and transaction expenses, and a price of $10.00 per share of XCF Common Stock.

At the closing of the Business Combination, NewCo issued an aggregate of 142,120,364 shares of XCF Common Stock to equity holders of XCF in exchange for their equity interests in XCF. Subsequent to the Closing, XCF Global, Inc. issued an additional 10,268 shares to account for final closing balances bringing to the total issued aggregate shares in connection with the closing of the Business Combination to be 142,130,632 shares of XCF Common Stock. In addition, pursuant to certain non-redemption agreements between Focus Impact and certain Focus Impact stockholders (the “Non-Redeeming Stockholders”), the Non-Redeeming Stockholders received 622,109 shares of XCF Common Stock at the closing of the Business Combination. An aggregate of 1,200,000 shares of XCF Common Stock were also issued at the closing of the Business Combination to Polar Multi-Strategy Master Fund, pursuant to the terms of a subscription agreement, dated as of November 3, 2025 between Focus Impact and Polar Multi-Strategy Master Fund.

As of the closing of the Business Combination and after giving effect to the NewCo Merger and Company Merger, XCF had approximately 149.3 million shares of XCF Common Stock outstanding. On a fully diluted basis, calculated using the treasury stock method and assuming the net exercise of all warrants that are in-the-money based on the closing price of Focus Impact on June 6, 2025, the fully diluted share count was approximately 157.8 million shares. The fully diluted share count does not include any out-of-the-money warrants. This share count is provided solely for the purpose of estimating market capitalization and may differ from accounting treatment under GAAP or from other financial metrics used in our public filings.

Proposed Transaction with Southern, DEVS and EEME

On January 26, 2026, XCF, entered into a binding term sheet (the “Term Sheet”) with Southern Energy Renewables, Inc., a Louisiana corporation (“Southern”), DevvStream Corp., an Alberta corporation (“DEVS”), and EEME Energy SPV I LLC (“EEME”), which sets forth the principal terms and conditions of a proposed business combination and related financing transactions (collectively, the “Proposed Transaction”). Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of XCF, with Southern and DEVS surviving, and their respective stockholders receiving shares of Common Stock of XCF, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF.

In connection with and to support the Proposed Transaction and subject to the terms and conditions set forth in the Term Sheet, XCF agreed to invest $10 million to convert and build out its New Rise Reno facility for SAF blending and related corporate purposes (the “Plant Conversion”), to be funded through the sale by XCF to EEME of $10 million of Common Stock; provided that in no event shall XCF issue to EEME, nor shall EEME (i) acquire more than 41,639,170 shares of XCF’s common stock pursuant to this Term Sheet or (ii) acquire or to otherwise become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of a number of shares of Common Stock in excess of 19.99% of the issued and outstanding shares of Common Stock as of the date hereof until such time as XCF has obtain stockholder approval for such issuance (the “Share Cap”), which XCF obtained on March 6, 2026. Subsequent to the execution of the Term Sheet, EEME has purchased 69,000,000 shares of Common Stock for $6,900,000. The issuance and sale to EEME of the remaining 31,000,000 shares of Common Stock is expected to be consummated periodically during the period ending during the week of March 31, 2026, but there can be no assurances in this regard. EEME is expected to have customary demand and piggy-back registration rights and will not be subject to any lock-up or other transfer restrictions (other than as imposed by applicable securities laws or underwriters.) EEME’s obligation to acquire such shares is independent of the remainder of the proposed Transaction contemplated by the Term Sheet. The offer and sale of the shares of XCF common stock to EEME, will be made in reliance upon Section 4(a)(2) under the Securities Act, or upon such other exemption or exclusion from the registration requirements of the Securities Act as may be available with respect to any or all of the transactions with the EEME to be made under the Term Sheet.

On March 6, 2026, XCF held a Special Meeting of Shareholders (the “Special Meeting”). At the Special Meeting, the Shareholders approved the potential issuance of 19.99% or more of XCF’s issued and outstanding Common Stock as of January 26, 2026 to a single investor, thus removing the Share Cap.

The Term Sheet provides that the Board of Directors of XCF (the “Board”) post-closing will be comprised of four members designated by XCF (including XCF’s Chief Executive Officer, Chris Cooper, as chair), two members designated by Southern, and one member designated by DEVS.

The Term Sheet includes customary provisions regarding definitive agreements, including that the business combination agreement and related agreements will contain customary representations, warranties, covenants, indemnities, limitations on indemnity, termination provisions, and other terms typical for transactions of this nature.

The Term Sheet further provides for certain interim covenants and restrictions, including, but not limited to, that (so long as EEME continues funding under the schedule) XCF will not issue securities under its equity line of credit without EEME’s approval, neither XCF nor DEVS will effect any reverse split without EEME’s prior written consent, and neither XCF, Southern, nor DEVS (or their affiliates) will sell shares to brokers for naked short coverage.

The Term Sheet is governed by Delaware law, contains customary confidentiality provisions, and will remain in effect until the earliest of: 180 days after its date, execution of definitive agreements, mutual written termination, termination by XCF for failure by EEME to timely fund per the schedule, termination by any party based on unsatisfactory due diligence, or termination by any party to fulfill fiduciary duties in respect of a superior offer.

There can be no assurance that any of the foregoing conditions will be satisfied or waived, that the definitive agreements necessary to consummate the Proposed Transaction will be entered into, or that the Proposed Transaction will be consummated on the terms described herein or at all. The closing the Proposed Transaction, including the satisfaction of the closing conditions, are subject to numerous factors, many of which are outside the control of XCF, including market conditions, regulatory approvals, the actions of third parties, the ability of the parties to negotiate and execute definitive agreements, and the achievement of specified operational and financial milestones, including certain conditions that depend on the business performance and operating results of XCF. Although the Term Sheet provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the Proposed Transaction, and the Term Sheet reflects preliminary, non-final terms that remain subject to further negotiation, modification, and approval by the applicable boards of directors and special committees and may be terminated in accordance with its terms, including in circumstances involving an alleged breach. Any such termination, or a failure by the parties to agree on definitive documentation, could result in disputes or litigation relating to the interpretation, enforceability, or performance of the binding provisions of the Term Sheet, which could be costly, time-consuming, divert management attention, and adversely affect the financial condition or liquidity of one or more of the parties, including their ability to pursue or defend such claims. Accordingly, investors should not place undue reliance on the consummation of the Proposed Transaction or on the achievement of any related milestones or financial thresholds. Moreover, even if the Proposed Transaction is consummated, the parties may never achieve the purpose of the Proposed Transaction and the market value the parties are aiming to achieve may never materialize. See “Risk Factors”.

Competitive Strengths and Advantages: XCF’s Full Suite of Capabilities

In addition to New Rise Reno, XCF has several projects in the pipeline and intends to capitalize on an early mover advantage and strong regulatory and market tailwinds for sustainable fuels to become a leading producer of SAF in the United States. XCF believes it has the opportunity to leverage repeatable site design, proven technologies, flexible and versatile feedstock requirements, and a variety of financing sources to build a strong foundation for realizing its planned growth model.

Early Mover Advantage

XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners. The Company holds a strategic early-mover advantage with commercial production of SAF currently expected to begin as early as the second quarter of 2026, and a production facility design that can be replicated.

The current competitive landscape for SAF production facilities in North America is illustrated in the graphic below, which shows SAF production facilities that are currently operational (producing SAF), that are currently under construction, and that are proposed or under development (pre-construction).

Source: Argus SAF Capacity Map, June 2025

Reliable, Proven Technologies

XCF uses a two-stage production process, using pretreated feedstock with the established hydrotreated and isomerization of esters and fatty acids (HEFA) pathway. The HEFA pathway is a process for refining vegetable oils, waste oils, or fats into SAF through hydroprocessing and isomerization, which removes sulfur, oxygen, nitrogen and metals from the feedstock.

Pretreatment is a key stage of the production process in that it allows facilities to react to changes in feedstock market conditions and de-risk the supply chain even in times of high volatility. Additionally, pretreated feedstocks support a longer catalyst life which results in less frequent shutdowns for catalyst changeout. A pretreatment stage is already in place at New Rise Reno. XCF intends to employ a pretreatment stage at each facility or, depending on realized expansion plans, develop a regional pretreatment hub for its feedstock.

There are multiple technology pathways to produce SAF approved by ASTM International (“ASTM”), a global organization that develops and provides standards for various industries and applications. ASTM is an international standards organization that produces standards for SAF, among other things. XCF uses the HEFA pathway, due to the lower capital costs, reliability, and the availability of feedstocks which are close in energy density to fossil fuels. HEFA, approved in June 2011, is a proven technology currently in use at multiple advanced biofuel refineries worldwide to produce SAF and renewable diesel. While SAF has multiple ASTM-approved pathways, HEFA-based SAF is the only product that is commercially available today.

XCF processes a variety of waste- and residue-based feedstocks into renewable fuels. These feedstocks, which are not suitable for direct human consumption, include waste oils, agricultural residues, animal fats, and co-products from industrial agriculture. These feedstocks are hydroprocessed under the HEFA pathway to break apart the long chain of fatty acids and subsequently hydro-isomerized and hydrocracked. In this process, feedstock undergoes a hydrodeoxygenation process in which the removal of the oxygen atom from the reactant occurs in the presence of hydrogen. Then, the hydrocarbons are cracked and isomerized, a refining process that alters the fundamental arrangement of atoms in the molecule without adding or removing anything from the original material, to jet fuel chain length. The HEFA process is similar to that used for hydrotreated renewable diesel production, only with a more intense cracking of the longer chain carbon molecules. Airlines currently use SAF that is blended with fossil jet fuel. SAF that has not been blended with another fuel is referred to as “neat SAF” which represents the end product produced by our production facilities. Currently, there are no specific mandates as to the ratio of blended SAF that must be used by the aviation industry. XCF’s ability to sell blended SAF results in less neat SAF being sold on a per gallon basis leading to the ability to earn additional revenues on a per gallon basis. XCF has had discussions with potential offtake partners to provide Jet-A/SAF blends of 90/10 and 80/20. In 2011, ASTM put forth ASTM D7566 SAF (HEFA) that regulates blended SAF ratios at a maximum ratio of 50/50.

Hydrogenation is a key part of the SAF production process whereby a chemical reaction is created between molecular hydrogen and another element or compound. The proprietary hydrogenation technology we use is licensed by New Rise Reno from Axens North America, a wholly-owned subsidiary of IFPEN and one of the industry leaders in process and catalyst development with more than 3,000 industrial units under license. New Rise Reno and Axens entered into a perpetual license agreement on Axens technology enables versatile hydrotreatment, boosts yields, and facilitates longer catalyst life. In addition to the technology license, a guarantee agreement has also been executed. Axens’ technology is in place at New Rise Reno and XCF intends to obtain similar licenses from Axens to utilize Axens’ technology at future sites.

On December 9, 2020 New Rise Reno and Axens North America Inc. entered into a license agreement whereby New Rise Reno received the non-exclusive right to utilize Axens’ liquid full hydrotreating technology and related process thereto, in exchange for a one-time license fee of $1,050,000, consisting of: i) a project closing fee of $200,000, ii) a fee of $200,000 on project acceptance, which is not to exceed four years after the effective date of the agreement, iii) $350,000 after one-year of operation following the acceptance date, iv) $200,000 after two years of operation following the acceptance date, and v) 100,000 after three years of operation following the acceptance date. Under terms of the agreement, project acceptance is defined as the date that Axens has completed its performance tests, which includes inspection of the Axens unit to check conformity with the process design and reactor inspection. In addition, acceptance will be confirmed with an acceptance certificate issued between New Rise and Axens. To date, a total of $200,000 has been paid as part of the license agreement and acceptance criteria has not yet been met. The license agreement does not require royalties paid to Axens North America, Inc. The related license to use the Axens technology and process is effective so long as New Rise Reno continues to utilize the Axens process and the related hydrotreating equipment. The license agreement is non-transferrable except that it may be assigned to an affiliate or successor of the assigning party or upon written consent of the parties. Axens has the right to terminate the license agreement in the event of New Rise’s uncured breaches of the agreement, including failures to make payment, use of Axens’ intellectual property outside of the scope of the license and breaches of confidentiality obligations.

Production Process

Versatile Feedstock Base

Like New Rise Reno, XCF intends that future production facilities will also have feedstock pretreatment equipment. This attribute affords XCF the flexibility to utilize and/or shift to a variety of different low carbon intensity feedstocks due to the pretreatment technology and Axens hydrotreater technology in use at New Rise Reno and intended to be deployed at future sites.

The P66 Agreement includes the supply of feedstock and allows the Company to procure feedstock at spot-plus pricing. Currently, this agreement covers 100% of feedstock requirements for New Rise Reno and is the only supply agreement for feedstocks that XCF currently has in place. As we do not presently have other feedstock supply agreements in place, 100% of the current feedstock needs would be supplied by Phillips 66.

Commonly used feedstock sources for production of renewable fuels from triglycerides, an ester derived from glycerol and three fatty acids which are the main constituents of body fat in humans and other vertebrates, as well as vegetable fat, have been distillers corn oil (“DCO”), refined, bleached and deodorized soybean oil (“RBD SBO”), canola oil, and waste oils such as used cooking oil, yellow grease, and animal tallow (from meat processing). XCF processes a variety of waste- and residue-based feedstocks into renewable fuels. These feedstocks, which are not suitable for direct human consumption, include waste oils, agricultural residues, animal fats, and co-products from industrial agriculture. XCF has used DCO, a byproduct of U.S. ethanol production, to produce SAF and uses crude degummed soybean oil, a co-product of the U.S. oilseed supply chain, to produce renewable diesel. The Renewable Fuel Standard (RFS) program and Low Carbon Fuel Standard are major drivers for the demand for production of renewable fuels in the U.S. market which in turn leads to demand for feedstock resources. A summary of these feedstocks according to a July 2023 publication by Burns McDonnell titled, “Renewable Diesel Feedstocks: Considering Plant-and Animal-Based Options,” follows:

●	Animal Fats: The processing of animals produces approximately 10 million pounds of triglycerides as rendered animal fats annually. Historically, around one-third of these triglycerides are used in the human food chain and in consumer products while one-third is used in animal feed, and the final third, approximately 3.5 billion pounds, is used as a feedstock to produce renewable fuels.

●	Canola: In North American, roughly 1 billion bushels of canola are produced per year. While around ~40% of the crop is exported, approximately 60% is crushed in North America to produce canola meal and yielding around 3.3 billion pounds of oil. In 2022, the US Environmental Protection Agency (“EPA”) approved a pathway for canola as a feedstock for renewable fuel.

●	Corn: Approximately 14.5 billion bushels of corn are produced in the US and Canada annually making it the largest available source of triglycerides. A 56-pound bushel of corn can yield approximately 2 pounds of oil, indicating a potential volume of 29 billion pounds of corn oil available in the market. Per the USDA, roughly 40% of corn is processed into ethanol and is mixed into renewable fuels today. New Rise previously used 100% DCO for renewable diesel production due to the availability, economical price point, and higher purity than other fats, oils, and greases currently on the market today.

●	Soybean: There are approximately 4.8 billion bushels of soybeans produced in the US and Canada annually. Around 50% of this production is utilized domestically while the remaining volume is exported as whole beans. Soybeans which are utilized domestically are crushed to produce soybean meal for livestock use and soybean oil. A 60-pound bushel of soybeans can yield approximately 12 pounds of soybean oil. Approximately 60% of the oil is used in food and industrial applications while approximately 40% of the oil produced, around 11 billion pounds, is used in the production of renewable fuels. New crush capacity under construction in the U.S. is expected to increase the percentage of soybeans used domestically which is intended to result in the availability of additional supply to support growth in the demand for oil to produce renewable fuels.

●	Waste Oils: Waste oils, referred to as recycled or mixed oils in the referenced Burns McDonnell publication, used as feedstocks for renewable fuel production include lower-quality fats and oils such as used cooking oil, yellow grease, and other rendered products. These products may have higher concentrations of triglyceride degradation, such as free fatty acids, ketones and aldehydes or other materials identified as moisture, insoluble and unsaponifiables. While these properties limit some commercial uses for these triglycerides, as recovered co-products, they have low carbon intensity which makes them attractive as feedstocks for the production of renewable fuels.

As part of its long-term strategy, XCF intends to build an integrated business model that includes feedstock supply and delivery to its plants; XCF has identified strategic partnerships to facilitate this objective. Through vertical integration, XCF believes that it can position itself to secure a reliable source of sustainable non-food feedstock volumes at competitive pricing. By working with strategic partnerships, XCF expects to have the ability to purchase non-food feedstock crops, farm-direct and partner with underutilized crush facilities and/or expand collection networks for used cooking oil and other waste and by-product oils. These initiatives are intended to both reduce the overall feedstock cost to XCF’s production facilities and ensure reliable supply as competition for feedstocks increases in the coming years.

Financing

Government sponsored loans, grants, and other programs are part of a regulatory environment that supports the development of SAF facilities and continued adoption of SAF by the aviation industry. Management has identified various government-sponsored programs which may provide lower-cost financing and tax credits for some XCF facilities. Management is also actively engaged in discussions with multiple potential investors regarding capital needed for the conversion of existing production facilities to SAF production and construction and conversions of additional productions facilities. We intend to identify and apply for multiple financing options for these facilities, which includes grants, loans and other financing arrangements as opportunities materialize in the near future.

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

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of December 31, 2025, New Rise Reno has not made payment of the amounts demanded. As of December 31, 2025, the amount required to bring the GNCU Loan current is approximately $29,000,000 inclusive of principal and interest, excluding approximately $2,700,000 of penalties/late charges.

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

XCF is in active discussions with GNCU to resolve the matters addressed in GNCU’s notice to New Rise Reno, including the possibility of a potential forbearance or modified loan payment schedule while XCF seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the GNCU Loan, including any past due loan payments and penalties. XCF is making minimal monthly payments to GNCU as a gesture to provide XCF temporary relief until the New Rise Reno facility is upgraded in the second quarter of 2026. However, XCF is actively evaluating financing alternatives with other financial institutions and investors that would allow the re-financing of the GNCU Loan and the Ground Lease payments (as discussed below). However, there can be no assurance that we will be able to reach agreement with GNCU or Twain to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

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

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of the date of this filing, New Rise Reno has made minimal monthly payments to Twain as a gesture to provide XCF temporary relief until the New Rise Reno facility is upgraded in the second quarter of 2026. As of December 31, 2025, the amount required to satisfy the amounts owing under the Ground Lease totaled approximately $29,000,000, comprised of (i) $18,400,000 of lease payments and (ii) $10,600,000 of late fees and penalties.

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

Twain Forbearance Agreement

On June 11, 2025, XCF, New Rise Reno and Twain entered into a Forbearance Agreement (the “Twain Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025, subject to certain conditions and exceptions provided in the Twain Forbearance Agreement. In consideration of Twain’s forbearance, XCF issued 4,000,000 shares of XCF Common Stock to Twain. The shares were registered for sale in the Form S-1A filed with the SEC on November 26, 2025. The net proceeds of any sale of these shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

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

Southeast Related Indebtedness

As part of the acquisition of the Fort Myers and Wilson facilities, Legacy XCF assumed an unsecured debt of $2,200,000. As of the date of this filing, the Company is in default under certain of these unsecured loan agreements due to the non-payment of scheduled principal and/or interest amounts and although the holder hasn’t yet exercised its rights, it could call the note or take other action at any time. The affected loans have an aggregate principal balance of approximately $1,700,000 and interest payable of approximately $609,000 and carry maturities ranging from 2021 to 2024. No payments have been made as of the date of this filing on these obligations.

The Company is actively engaged in discussions with the affected lenders regarding potential amendments, forbearance arrangements, or restructuring of the outstanding obligations, but there can be no assurance that such discussions will result in a favorable outcome or a waiver of the existing defaults. As of the date of this filing, the lenders have not taken any formal enforcement actions.

These defaults could result in a range of adverse consequences, including but not limited to:

●	The acceleration of repayment obligations, at the lenders’ discretion;

●	The imposition of penalty interest rates or fees;

●	Restrictions on the Company’s ability to access future financing; and

●	Negative impacts on the Company’s credit profile and vendor relationships.

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

XCF Operations and Management

XCF uses a combination of internal management and third-party service providers to manage the business and plant operations and may make changes to its operations management model from time to time depending on business conditions. Management is primarily responsible for feedstock acquisitions, off-take agreements, growth and acquisition strategy, execution of current business plans, financing of existing and future projects, day-to-day plant operations and maintenance, and management of third-party service providers. Third-party service providers are expected to be utilized for EPC services; however, the company may elect to engage third-party service providers to manage the day-to-day plant operations and maintenance of future sites.

Encore

Encore was one of the EPC companies that was subcontracted to build New Rise Reno. Encore managed the conversion of New Rise Reno to SAF production. Encore is 100% controlled by Randy Soule, who is currently our second largest shareholder.

Encore was responsible for:

●	Procurement and installation of new equipment as it relates to construction projects;

●	Procurement of all structural materials, instruments, controls and programming for plant construction;

●	Infrastructure expansion and procurement of related equipment; and

●	Overall project management for related construction projects.

XCF does not have any future plans to use Encore at the New Rise Reno facility or any other projects.

Orion Plant Services, Inc.

In February 2024, we signed an operations and maintenance agreement with Orion Plant Services, Inc. (“Orion”). Orion’s responsibilities included:

●	Monitoring and operating the production facility;

●	Monitoring and troubleshooting any mechanical or electrical issues and taking necessary corrective actions;

●	On-site training to its employees;

●	Plant performance and improvement plans;

●	Health and safety compliance;

●	Overall project management and control; and

●	Development of training and facility procedures as it relates to facility setup, hiring and training, tank farm and rail yard, utilities, hydrotreater, facility commissioning and maintenance programs.

In Q4 2024, New Rise Reno terminated its agreement with Orion and directly hired the employees rather than utilize the service provider. New Rise Reno currently manages day-to-day operations and maintenance at the New Rise Reno facility.

Market Environment

Transportation and Greenhouse Gas Emissions

The transportation sector has been identified as a leading contributor of greenhouse gas emissions in the United States for the last three decades. The “Inventory of U.S. Greenhouse Gas Emissions and Sinks (Inventory)” is an annual report published by the EPA which tracks U.S. greenhouse gas emissions and sinks by source, economic sector, and greenhouse gas going back to 1990. Additionally, the EPA uses the Greenhouse Gas Reporting Program (GHGRP) which requires reporting of greenhouse gas data and other relevant information from large GHG emission sources, fuel and industrial gas suppliers, and CO2 injection sites in the United States; reported data is made available in October of each year.

The gasses covered by the latest Inventory report (2022) include carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, sulfur hexafluoride, and nitrogen trifluoride. The national greenhouse gas inventory is submitted to the United Nations in accordance with the Framework Convention on Climate Change. According to this report, the primary sources of greenhouse gas emissions by economic sector in the U.S. are:

Transportation (28.5%) - The transportation sector generates the largest share of greenhouse gas emissions. Greenhouse gas emissions from transportation primarily come from burning fossil fuel for cars, trucks, ships, trains, and planes. Over 94% of the fuel used for transportation is petroleum based, which includes primarily gasoline and diesel.

Electricity production (25.0%) - Electric power generates the second largest share of greenhouse gas emissions and includes emissions from electricity production used by other end use sectors. In 2022, 59% of electricity was produced from burning fossil fuels, mostly coal and natural gas.

Industry (23.0%) - Greenhouse gas emissions from industry primarily come from burning fossil fuels for energy, as well as greenhouse gas emissions from certain chemical reactions necessary to produce goods from raw materials. If emissions from electricity use are allocated to the industrial end-use sector, industrial activities account for a much larger share (~30%) of the U.S.’s greenhouse gas emissions.

Market Opportunity and Demand for Renewable Fuels

The market for renewable fuels is nascent but growing, though energy use in the industry is still dominated by liquid transportation fuels derived from fossil, carbon-based raw materials. Through a combination of loan and grant programs and tax incentives, state and federal government organizations have taken the lead in stimulating the demand for and adoption of SAF providing significant tailwinds for both SAF supply and demand, driving a need for new plants and increased production. The transportation industry has responded by seeking sustainable fuel alternatives and making commitments for incorporating SAF into their fuel programs with key milestones in 2030 and 2050.

According to the U.S. Energy Information Administration (“EIA”), in 2023, petroleum products accounted for approximately 89% of total U.S. transportation sector energy use. Biofuels contributed approximately 6%, most of which were blended with petroleum fuels (gasoline, diesel fuel, and jet fuel). Gasoline, accounting for 52% of transportation energy use, is the dominant transportation fuel in the United States, followed by distillate fuels (mostly diesel fuel) at 22% and jet fuel at 12%.

As various industry bodies and governmental agencies have announced aspirational decarbonization targets by 2050, XCF believes that market and political sentiment will continue to shift in favor of sustainability, significantly altering the mix of fuel consumption in favor of renewable fuels. Decarbonization refers to the removal or reduction of carbon dioxide (CO2) output into the atmosphere.

The renewable fuels that XCF will produce at its facilities are designed to meet the EPA’s Renewable Fuel Standard (RFS), which requires a minimum volume of transportation fuels sold in the U.S. to contain renewable fuel to help reduce greenhouse gas emissions. The final volume requirements under the EPA’s RFS are set forth below. On July 1, 2022, the EPA issued final Renewable Fuel Volume Requirements for calendar years 2020, 2021, and 2022. On June 21, 2023, the EPA announced a final rule to establish RFS volumes for 2023, 2024, and 2025. The EPA Administrator has the discretion to determine the volume amounts for all fuel categories starting in 2023. These volume mandates drive demand for renewable fuels. Decarbonization refers to the removal or reduction of carbon dioxide (CO2) output into the atmosphere.

	Renewable Fuel Volume Requirements 2020-2025
	(billion RINs)
Year	2020	2021	2022	2023	2024	2025
Cellulosic Biofuel	0.51	0.56	0.63	0.84	1.09	1.38
Biomass-Based DieselA	2.43	2.43	2.76	2.82	3.04	3.35
Advanced Biofuel	4.63	5.05	5.63	5.94	6.54	7.33
Renewable Fuel	17.13	18.84	20.63	20.94	21.54	22.33

A.	Biomass-Based Diesel is given in billion gallons

The market for renewable fuels is also driven by the adoption of low-carbon fuel standards in certain states and Canadian provinces. Low-carbon fuel standards programs establish levels of carbon intensity for transportation fuels and requires fuel providers to demonstrate that the volume and type of fuel they supply for use in that state or province meets the carbon intensity level or standard that is established for that year. Businesses such as XCF that create cleaner fuels will generate credits that can be sold to fuel users who must offset deficits.

The SAF Opportunity

According to the IEA, in 2023, aviation accounted for 2.5% of global energy-related CO2 emissions, having grown faster in recent decades than rail, road or shipping. While aviation has gradually become less energy intensive on a passenger per mile basis as aircraft have become more efficient, efficiency gains can only go so far toward reaching climate goals. SAF allows for the decarbonization of the fuel without requiring changes to the aircraft technology or other aviation related infrastructure. According to the IATA, SAF could contribute around 65% of the reduction in emissions needed by aviation to reach net zero CO2 emissions by 2050.

Commercial aviation has developed largely due to the relatively high energy per unit mass of traditional fossil-based jet fuel, which can power planes for the necessary durations and distances without adding unmanageable weight. To date, no other traditional energy source has proved a viable substitute.

However, recent engineering of SAF has produced a sustainable alternative chemically similar to traditional jet fuel which achieves the energy density required to power large aircraft. This makes SAF a drop-in fuel, in that it seamlessly integrates with existing aviation infrastructure without the need for modification and is easily blended with or used in place of traditional Jet-A. While there is no mandated or established industry standard for the blend rate, the maximum Jet-A and SAF blend ratio is up to 50/50 (fossil jet fuel: neat SAF). We have the ability to deliver neat SAF but we expect offtake partners to require a ratio of blended SAF. Notably, regulatory intervention or the establishment of a common blend standard could impact the Company’s financial outlook. In 2011, ASTM put forth ASTM D7566 SAF (HEFA) that regulates blended SAF ratios at a maximum ratio of 50/50. As SAF is produced from sustainable feedstocks, using SAF could drive significant reductions in carbon emissions.

Due to SAF’s promise as a viable substitute for fossil-based jet fuels, in 2021 the U.S. Department of Energy (DOE), the U.S. Department of Transportation (DOT), the U.S. Department of Agriculture (USDA), and other federal government agencies announced the Sustainable Aviation Fuel Grand Challenge, as part of a comprehensive strategy for scaling up new technologies to produce SAF on a commercial scale. The Challenge aims to expand domestic consumption of SAF to 3 billion gallons per year by 2030 and 35 billion gallons per year by 2050 - projected 100% of aviation fuel demand - while achieving at least a 50% reduction in lifecycle greenhouse gas emissions. Recent EPA data shows that approximately 5 million gallons of SAF were consumed in 2021 and over 14 million gallons in 2022. According to the Sustainable Aviation Fuel Market Outlook (June 2024 update) by SkyRNG, SAF capacity announcements to date in the US are expected to produce 2.2 billion gallons SAF by 2030 leaving a potential shortfall of around 800 million gallons of SAF for achieving the 2030 milestone.

As this has propelled sustainability into key focus for the airline industry, multiple airlines around the world have announced near- and medium-term goals for adopting SAF for use in meeting their sustainability targets as it relates to reducing greenhouse gas emissions. In September 2025, the one world Alliance and member airlines, in partnership with Breakthrough Energy Ventures (BEV) announced the launch of a new investment fund that seeks to accelerate the global development of long-term aviation fuel solutions that are cost effective, scalable and have lower emissions than conventional fuels as part of its commitment to achieve net-zero carbon emissions by 2050. According to IATA, in 2024, SAF accounted for 0.3% of global jet fuel production though many airlines have a target of 10% by 2030; the SAF Grand Challenge’s goal of net zero by 2050 relies on SAF accounting for 65% of fuel. In the European Union (“EU”), rules will require fuel suppliers to ensure that 2% of fuel made available at EU airports is SAF in 2025, rising to 6% in 2030, 20% in 2035, and gradually to 70% in 2050.

The mission of The Sustainable Aviation Buyers Alliance (“SABA”) is to accelerate the path to net-zero aviation by driving investment in high-integrity SAF, catalyzing new SAF production, technological innovation, and supporting member engagement in policy-making efforts. Spearheaded by RMI and Environmental Defense Fund (EDF) and supported by its founding companies, the SABA aims to accelerate the path to net zero aviation by driving investment in and adoption of SAF, which could substantially reduce emissions from air travel.

In late 2022, ICAO member states adopted a long-term global aspirational goal (“LTAG”) to achieve net zero carbon emissions from international aviation by 2050. The agreement aims to reduce emissions within the sector itself (i.e. directly from aviation activity, as opposed to via offsetting emissions through purchase of credits). Although it remains non-binding and lacks intermediate goals, member state governments are expected to produce action plans within their own national timeframe and capabilities.

According to IATA, airlines will need 500 million tons (~165 billion gallons) of SAF annually by 2050, encompassing both biomass and power-to-liquid sources, to achieve net zero carbon emissions. IATA reported that 2024 SAF production reached 1 million tons (~330 million gallons) of SAF, requiring an approximately 27% annual growth rate to meet the 2050 target. Given the potential for even more countries to announce targets or for blending to occur even in countries without targets in place, this estimated growth requirement could be conservative.

Blended SAF, which is a blend of traditional Jet-A fuel and SAF, is used by airlines around the world as an alternative fuel option to traditional 100% Jet-A fuel for the purpose of reducing greenhouse gas emissions as described above. Airlines have taken meaningful steps to incorporate SAF into their fuel purchasing programs. According to the ICAO, as of March 2026 there are over 180 airports around the world distributing SAF and over 54 billion liters of SAF under offtake agreements.

XCF’s Products

XCF intends to sell renewable fuels such as SAF, renewable diesel, and renewable naphtha.

●	Fossil jet fuel - refers to conventional jet fuel and is known as Jet-A under ASTM 1655.

●	Neat SAF - is an umbrella term that refers to multiple synthetic jet products meeting ASTM Standard D7566. Commonly known production pathways include alcohol to jet (AtJ), Fischer-Tropsch (FT), and hydroprocessed esters and fatty acids (HEFA), which all produce synthetic paraffinic kerosene (SPK). These “neat SAF” pathways are where greatest emissions reductions are found.

●	Blended SAF (or what many simply call SAF) - refers to a blended, finished fuel containing a blend of neat SAF and Jet-A that meets ASTM Standard 1655. Neat SAF has a lower CI than Jet-A, thus lowering the overall CI of the fuel. Airlines currently utilize blended SAF at ratios of 90/10 or 80/20 (Jet-A : neat SAF); the maximum blend ratio is 50/50 (Jet-A : neat SAF).

●	Renewable Diesel (RD) - refers to a drop-in diesel fuel produced from renewable feedstocks such as waste oils, animal fats, and agricultural residues through processes like hydrotreating. Renewable diesel is chemically identical to conventional petroleum-based diesel and meets ASTM Standard D975. Unlike biodiesel (which is blended with petroleum diesel under ASTM D6751), renewable diesel can be used as a direct substitute for fossil diesel in existing engines and infrastructure without blending limits.

●	Renewable Naphtha - a byproduct of the production process for SAF and renewable diesel that is chemically similar to petroleum-derived naphtha and can be used as a blending component in gasoline or as a feedstock for producing renewable chemicals, plastics, and hydrogen.

Under the P66 Agreement, Phillips 66 shall purchase 100% of the neat SAF, renewable diesel, and renewable naphtha produced at New Rise Reno. The P66 Agreement permits New Rise Reno to continue to engage in sales and business development activities. To the extent that we develop new sales with FBOs or airlines directly, we may be required to deliver blended SAF which is ready for in-flight use. Although the blended SAF ratio can be 10% to 50% compared to conventional jet fuel, XCF would benefit from a higher revenue per gallon on a neat SAF basis due to differences in the amount of SAF used in the end product. Phillips 66, under the terms of the P66 Agreement, will provide the blending and logistics services for these third-party customers.

Competitive Environment

Our current competitors primarily consist of:

●	Traditional fossil fuel refiners that are diversifying their product mix and/or transitioning to a renewable energy-led product portfolio;

●	Technology-driven companies who are pioneering various new pathways for SAF; and

●	Production-focused companies which license hydrotreating technology and excel in bringing sites online efficiently and marketing SAF.

The current competitive environment in North America includes approximately 30 competitor production facilities, of which six are operational sites, six are under construction, and 18 sites have been proposed or are under development and slated to come online by the end of 2030 or after. As sites take several years from development to first production, it is expected that this competitive set is representative of how the market will evolve until approximately 2030. XCF has a project pipeline that includes a new site, New Rise Reno 2, which is expected to come online in 2028, giving it an early mover advantage over the majority of the competition and the opportunity to bring more supply to market as demand increases in the coming years.

A brief overview of the businesses we currently believe to be our material competitors follows. These producers compete in the drop-in renewable fuels market and may produce products in addition to SAF such as renewable diesel. Competitors’ businesses do not represent a direct comparison to XCF whose business model currently focuses on SAF production utilizing the HEFA pathway. Some producers may be developing new technologies and are not yet producing renewable fuels at commercial scale or may also have traditional refinery as a core business. A brief overview of the SAF or renewable diesel production of the competitors includes:

Gevo, Inc. (“GEVO”): Gevo produces SAF, renewable diesel, animal feed, and other low-carbon, bio-based raw materials. According to the company’s website, the expected annual production output of Gevo’s ATJ60 facility in Lake Preston, South Dakota is 60 million gallons per year of liquid hydrocarbons in the form of jet fuel and renewable gasoline. Total anticipated annual neat SAF production output of XCF, assuming the timely completion of New Rise Reno 2, is expected to be 80 million gallons per year by the end of 2028, of which New Rise Reno is expected to produce 38 million gallons per year.

LanzaJet, Inc. (“LanzaJet”): LanzaJet, a subsidiary of LanzaTech, Inc. (LNZA), intends to produce low-carbon sustainable aviation fuel and renewable diesel through its alcohol-to-jet (ATJ) technology. According to the company’s website, their Freedom Pines ATJ facility completed construction in January 2024. The facility has nameplate capacity of 10 million gallons per year and is expected to come online in 2025. Total anticipated annual neat SAF production output of XCF, assuming the timely completion of New Rise Reno 2, is expected to be 80 million gallons per year by the end of 2028, of which New Rise Reno is expected to produce 38 million gallons per year.

Montana Renewables, LLC (“Montana Renewables”): Montana Renewables, a subsidiary of Calumet, Inc. (CLMT), is a producer of SAF, renewable diesel, and renewable naphtha. According to the company’s website, annual production capacity for SAF is around 30 million gallons per year. In January 2025, the company was awarded a $1.44Bn DOE loan to fund expansion of its facility to an expected 300 million gallons per year; the facility is expected to run at approximately 50% capacity in 2026. Total anticipated annual neat SAF production output of XCF, assuming the timely completion of New Rise Reno 2, is expected to be 80 million gallons per year by the end of 2028, of which New Rise Reno is expected to produce 38 million gallons per year.

Neste Ovi (“NESTE”): Neste claims to be the world’s leading producer of renewable diesel and SAF and a forerunner in providing renewable feedstock solutions. In addition to renewable diesel and SAF, Neste produces a variety of other products. According to the company’s website, output of global SAF production is expected to reach 1.5 million tons in 2025. Total anticipated annual neat SAF production output of XCF, assuming the timely completion of New Rise Reno 2, is expected to be 80 million gallons per year by the end of 2028, of which New Rise Reno is expected to produce 38 million gallons per year.

There are several key factors which drive competition, namely price, production capacity, and location. As all neat SAF must meet ASTM D7566 standards, quality is less of a competitive advantage. In the future, however, as new pathways become commercially viable, fuels which have lower CI scores may become available which could serve as a competitive advantage.

SAF companies compete with other renewable fuels companies for feedstock. As the demand for SAF and other renewable fuels grows in the coming years, access to a reliable supply of feedstock at a suitable price will likely become a key driver of success.

U.S. Federal Income Tax Credits

In addition to grants and loans, the United States federal government incentivizes the production of low-carbon transportation fuel and sustainable aviation fuel through production tax credits (that can be used against income tax liabilities) pursuant to sections 40A, 40B, 6426, and 45Z (collectively, the “Tax Credits”) of the Code. Tax credits available under Code sections 40A and 40B expired at the end of 2024, and tax credits under Code section 45Z are available from 2025 through 2029 as extended under the One Big Beautiful Bill Act.

The Tax Credits are a key part of an energy policy environment that supports the development and production of sustainable aviation and transportation fuel facilities. The Tax Credits can be monetized in various ways, including certain refundable provisions through the end of 2024, and from 2025 through 2029, through tax equity financings or the sale of Tax Credits to certain purchasers. With respect to those facilities eligible for Tax Credits in the years in which such credits are available (and, as relevant, for years in which the Tax Credits are extended through Congressional action), the Company intends to monetize all available Tax Credits in an efficient manner to support the development, construction, and ongoing operation of low-carbon transportation and sustainable aviation fuel facilities. In certain instances, depending on the manner in which the Company monetizes Tax Credits, the Company may retain certain tax attributes associated with its facilities, including depreciation, that can provide cashflow and timing benefits with respect to the Company’s federal income tax liabilities.

Clean Fuel Production Tax Credit (45Z Credit) / Blenders and Renewable Diesel Tax Credit (40B /40A)

The Tax Credits provide up to a $1 per gallon production tax credit for low-carbon transportation fuels and $1.75 per gallon tax credit for SAF, indexed annually for inflation, currently scheduled to expire at the end of 2029.

The 45Z Credit is available from January 1, 2025 until December 31, 2029, as extended under the One Big Beautiful Bill Act. The value of each credit increases inversely relative to the reduction in the fuel’s carbon intensity, measured in kilograms of CO2e per mmBTU. Specifically, the value of the 45Z Credit begins with a baseline assumption that fuels have a maximum carbon intensity of 50 kilograms of CO2e per mmBTU, and as that intensity approaches zero, the value of the credit increases, up to a certain cap, indexed for inflation. For transportation fuels, the maximum 45Z Credit value is $1/gallon, assuming certain labor, wage and apprenticeship requirements are satisfied (which the Company intends to comply with). This $1/gallon value is in part determined using the Greenhouse Gases, Regulated Emissions, and Energy Use in Transportation (“GREET”) model. The GREET model is a tool that assesses a range of lifecycle energy, emissions, and environmental impact challenges and that can be used to guide decision-making, research and development, and regulations related to transportation and the energy sector. In its SAF application, the GREET model is used for determining carbon intensity, for which the Treasury Department is obligated to publish tabular data taxpayers can rely upon for substantiating their CI scores. For SAF, the maximum 45Z Credit value is $1.75/gallon until the end of 2025 and $1.00/gallon until the end of 2029, assuming certain labor, wage and apprenticeship requirements are satisfied (which the Company intends to comply with), using the Carbon Offsetting and Reduction Scheme for International Aviation, which has been adopted by the International Civil Aviation Organization (“CORSIA”) model (or a similar model under the federal government’s Clean Air Act). For both transportation fuels and SAF, failure of the company to comply with prevailing wage and apprenticeship requirements results in an 80% reduction in the 45Z Credit value.

The GREET model is subject to change on a periodic basis, and while the 45Z Credit statutory language requires the publication of carbon intensity tables for transportation fuels, there is uncertainty as to the version of GREET those tables will refer to, or how the tables will vary over time, including during the credit period. Accordingly, there is a risk the 45Z Credit values will fluctuate during the credit period, and that the Company may not be able to permanently rely on a version of carbon intensity tables in a GREET model. This may result in uncertainty as to financing a project and measuring the magnitude of tax credits that the Company can monetize. In addition, the market for SAF is currently developing, and models under CORSIA or other federally allowable rules are in a state of flux. Moreover, the Section 45Z statute does not provide for SAF tables, suggesting taxpayers will be required to develop their own computations. Finally, while the Section 45Z statute requires tables to be published for transportation fuels, there is no such requirement for SAF. Accordingly, there is uncertainty as to transportation fuel credit values for purposes of Code section 45Z. Similarly, for other Fuels Credits, there is no requirement to publish tables with credit values, resulting in potential uncertainty as to whether the IRS will respect a taxpayer’s determination of the Fuels Credit value for any given tax year.

The fuels tax credits under Code sections 40A and 40B (together, “40 Credits”), respectively, provided for $1.00 per gallon for certain biodiesel fuels and $1.25 per gallon production tax credit for SAF. The 40 Credits expired on December 31, 2024. The Fuels Credit under Code section 40B requires that the SAF produced, discounting that portion which is kerosene, have a GHG reduction percentage of at least 50%. In contrast, the Fuels Credit under Code section 40A does not consider lifecycle GHG and accounting for the carbon intensity score of fuel to determine the maximum credit achievable per gallon of fuel produced. Additionally, there is no requirement to publish tables with credit values, resulting in potential uncertainty as to whether the IRS will respect a taxpayer’s determination of the 40 Credits value for any given tax year. The 40 Credits expired at the end of 2024 and were replaced with the 45Z Credit.

In addition to federal income tax incentives, the Company intends to manage its operations to qualify for additional federal and state regulatory incentives as described below.

Renewable Fuel Standard (RFS)

The Renewable Fuel Standard (“RFS”) program was developed under the Energy Policy Act of 2005 as an amendment to the Clean Air Act of 1970 (“CAA”). The Energy Independence and Security Act of 2007 (“EISA”) expanded the RFS program to reduce greenhouse gas (“GHG”) emissions by expanding the use of renewable fuels. The RFS is a national policy governed by the United States Environmental Protection Agency (“EPA”) in consultations with the USDA and the Department of Energy (“DOE”). The program demands a specific volume of renewable fuel to substitute traditional petroleum-based fuel for transportation.

To satisfy the requirements of the RFS program, refiners or importers of petroleum fuels must either blend in sufficient volumes of renewable fuels or obtain Renewable Identification Numbers (“RINs”) to meet the EPA’s Renewable Volume Obligation (“RVO”). Each refiner’s or importer’s RVO is calculated by the EPA annually based on the CAA volume projections of gasoline and diesel production for the year. The RVO is the volume a refiner or importer is obligated to sell based on the company’s total fuel sale.

To generate RINs, a fuel producer needs to maintain significant data on the feedstock used to create the fuel. RINs are generated once a producer generates a gallon of renewable fuel. In relation to SAF, once a renewable fuel source is blended with a non-renewable medium at a blender, the RIN credit can be separated and sold to others or claimed by the blender if it has an RVO. Qualifying renewable fuels are required to achieve reduction in GHG commissions compared to a petroleum-baseline metric from 2005 mandated by the EISA, although facilities producing fuel before 2007 are not required to meet the GHG emissions reductions specified to generate RINs (the class of RINs these facilities qualify for, however, is typically less valuable than the RINs we anticipate our fuels will generate). XCF currently anticipates that its fuels will qualify to generate RINs specific to biomass-based diesel, and/or cellulosic biodiesels (both would also qualify for the broader category of “renewable fuels”).

The price of RIN credits is not fixed, but variable, depending on supply and demand dynamics. Demand for RINs is dependent upon the RVO requirements set forth by the EPA, while supply is based on output of renewable fuel producers, which respond to costs of production. RINs are frequently traded, with prices reflecting these dynamics.

With the rise in global demand for non-food feedstocks, XCF expects to see an increase in the cost of SAF per gallon, which, XCF believes, will directly raise the prices of RINs for sale.

On the other hand, EPA’s latest RFS rules-announced in June of 2023-set annual volume requirements for 2023-2025 below biofuel production trends, which would apply downward pressure on the prices of RINs. The limits set by the EPA in future years could also affect the financial model with respect to price of RINs.

Low Carbon Fuel Standard (LCFS)

Like the RFS program, the LCFS tax credit focuses on decreasing the carbon intensity of California’s transportation fuel and providing an increase in lower-carbon fuel alternatives to improve the quality of air. The LCFS program was initiated in 2009 by the California Air Resource Board (“CARB”) and implemented in 2011. The program was amended and readopted in 2016 to address procedural changes to its adoption process. CARB approved additional amendments in 2018 which strengthen the carbon-intensity (“CI”) benchmarks through 2030, aligning with California’s 2030 GHG reduction target. The current LCFS regulation imposes a standard 20% CI decline starting 2030. In December 2023, CARB proposed revisions to the LCFS regulation that will impose more stringent CI benchmarks and tighten rules around eligibility of certain projects to generate LCFS credits. The LCFS allows for a lifecycle assessment of fuels by measuring the GHG emissions associated with the production, transportation and use of the fuel. CI scores measure both the direct and indirect effects of crop-based biofuels. Each CI represents grams of carbon dioxide equivalents per megajoule (gCO2e/MJ). The CI score of each low-carbon fuel is compared to the declining CI benchmark for each year. Low-carbon fuels below the designated benchmark generate a credit while fuels above generate a deficit. XCF, being a provider of transportation fuel, must demonstrate that the mix of fuels delivered to California is compliant with the LCFS standards on an annual basis. XCF can utilize a variety of feedstocks including but not limited to corn, soybean, and used cooking oils which generates a lower CI score in comparison to traditional petroleum-based fuels. The CI benchmark score fluctuates annually, and fuel providers must meet the benchmark accordingly. For compliance purposes, a deficit generator indicates the number of credits acquired is greater than or equal to the number of deficits accumulated. According to the LCFS data dashboard, $2 billion worth of credit transactions were accounted for in 2018. To expand low-carbon initiatives, the LCFS program is planning to create a Pacific-Coast collaborative with Washington, Oregon, and British Colombia. The trickle-down effect of the LCFS credit is sparking interest for similar programs in other regions of the world such as Brazil and Canada.

On June 27, 2025, the California Office of Administrative Law (OAL) approved the amended LCFS regulation, submitted by the California Air Resources Board (CARB) to the OAL on May 16, 2025. Following OAL’s approval, CARB announced that the amendments would enter into force in July 1, 2025. The amendments increase both the pre- and post-2030 stringency of the CI benchmarks. Specifically, they increase the CI reduction targets from 20% to 30% by 20230, and aim for a 90% reduction by 2045, based on a 2010 baseline. The amendments establish, among other things, a phased sustainability certification process for biomass and impose a cap on the issuance of credits for biomass-based diesel produced from soybean, canola, or sunflower oil, limiting it to 20% of the total credits per producer.

To monetize this credit, LCFS is tracked quarterly via CI scores. Once credits are calculated, the credits undergo a verification process post credit generation. Thus, fuel producers and blenders must maintain transaction logs to maintain compliance with LCFS standards for fuel pathway-based crediting. In August 2025, a 40 CI renewable diesel (RD) received approximately $0.31/gallon in California LCFS credit value. For the month of December 2025, the average credit was $55 per metric tonne with 384 transfers and a total volume of 6,870,000 (credits – MTs) where MT is a metric tonne. The range for December was $46 to $96 per metric tonne. There are 264.172 gallons of diesel in 1 MT. This converts to $.21 as the average price per gallon with a range for the month of $.17 to $.36.

Intellectual Property

XCF does not currently own any intellectual property material to its operations and instead plans to license existing technologies for the operations of its plants. Currently, New Rise licenses Axens’ proprietary hydrogenation technology in renewable fuels production at New Rise Reno. XCF intends to obtain similar licenses from Axens to utilize this technology at future sites.

Regulatory Matters - Environmental and Compliance

As a refiner of biofuels, XCF will be subject to federal, state and local environmental laws, regulations and permit conditions, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. Environmental laws and regulations may, among other things:

●	Require the installation of pollution control equipment;

●	Restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with SAF, or other production activities; and

●	Require preparation of an environmental assessment or an environmental impact statement.

These laws, regulations and permits impose legal obligations that are applicable to the operations of our facilities and may sometimes require us to incur significant human resources and capital costs to remain compliant with existing regulations or conform to new ones. Environmental laws and regulations change over time, and any such changes, more vigorous enforcement policies, or the discovery of currently unknown conditions may require substantial expenditures to rectify and conform. Regulations and the compliance of such regulations may also require us to make operational changes to limit actual or potential impacts to the environment; such changes could have a material impact on our ability to produce fuels to previously realized specifications or volumes. A violation of these laws, regulations, permits or license conditions could result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns.

New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make significant additional expenditures. Continued government and public emphasis on environmental issues can result in increased future investments in environmental controls at our facilities which cannot be estimated now. Present and future environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions could all require us to make substantial expenditures which could materially impact the company.

Site Development

In connection with the conversion of New Rise Reno to a SAF facility, and the anticipated build-outs of New Rise Reno 2 and potential buildout of, Fort Myers and Wilson, as well as any new site development projects, XCF is required to obtain various permits from government bodies to commence new construction or the conversion of existing sites. We cannot be assured such permits will be received. Regulators could make demands that increase our construction costs which might force us to obtain additional financing. Permit conditions could also restrict or limit the extent of our intended site development initiatives. We cannot guarantee that we will be able to obtain or comply with the terms of all necessary permits required for constructing a new SAF facility or complete the retrofit of a biodiesel plant. Failure to obtain and comply with all applicable permits and licenses could disrupt site development initiatives by postponing, delaying, and/or halting our construction and could subject us to future claims.

New Rise Reno has received occupancy and operating permits for its buildings and facilities.

Operations

As XCF is a producer and operator of renewable fuels production facilities, various permits from government bodies are required for SAF production and operation of the SAF production facilities, and we cannot be assured such permits will be received. As a condition to granting the permits necessary for operating our facilities, regulators could make demands that increase our operations costs, which might force us to obtain additional financing or render our SAF product non-competitive. Permit conditions could also restrict or limit the extent of our operations. We cannot guarantee that we will be able to obtain or comply with the terms of all necessary permits to operate a SAF plant and engage in SAF production. Failure to obtain and comply with all applicable permits and licenses could halt production. XCF will be required to be compliant with regulations relating to: Air Emissions, Water Discharge, Contamination, and Spills or Releases of Hazardous Materials.

Air Emissions

Our air emissions are subject to the Clean Air Act (“CAA”), the CAA Amendments of 1990 and similar state and local laws and associated regulations. Under the CAA, the EPA has promulgated National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), which could apply to our facilities if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we might still be required to come into compliance with another NESHAP at some future time. New or expanded facilities might be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold.

In addition to the costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to the facilities to maintain compliance. The cost to implement new controls, equipment, or changes to operations could be substantial.

New Rise Reno has a Class II Operating Air Quality Permit issued by Bureau of Air Pollution Control under the Nevada Department of Conservation and Natural Resources as it relates to the production of renewable diesel. New Rise Reno 2, Fort Myers and Wilson will also be subject to the CAA and will need to comply with any CAA requirements with respect thereto.

Water Discharge

The facilities that XCF will operate will be subject to requirements under the Federal Water Pollution Control Act of 1972, as amended, also known as the federal Clean Water Act (“CWA”), and analogous state laws impose restrictions and stringent controls on the discharge of pollutants into the water affect our business. Such discharges are prohibited, except in accordance with the terms of a permit issued by the EPA or the appropriate state agencies. Any unpermitted release of pollutants could result in penalties, as well as significant remedial obligations. Notably, laws and their implementing regulations are subject to change and there can be no assurance that such future costs will not be material.

New Rise Reno currently has a general permit for stormwater discharges associated with industrial activity issued by the State of Nevada, Division of Environmental Protection. As additional facilities are brought online, we will be required to comply with the CWA. New Rise Reno 2, Fort Myers and Wilson will also be subject to the CWA and will need to obtain associated permits for water discharges as part of the build-outs and ongoing operations of the related plants.

Contamination

XCF may also be subject to potential liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous wastes. If significant contamination is identified at our properties in the future, costs to investigate and remediate this contamination and costs to investigate or remediate associated damage could be significant. If any of these sites are subject to investigation and/or remediation requirements, we may be strictly and jointly and severally responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), Emergency Planning and Community Right-to-Know Act (“EPCRA”), or other environmental laws for all or part of the costs of such investigation and/or remediation, and for damage to natural resources. XCF may also be subject to related claims by private parties alleging property damage or personal injury due to exposure to hazardous or other materials at or from such properties. While costs to address contamination or related third-party claims could be significant, based upon currently available information, we are not aware of any such material contamination or third-party claims at New Rise, Fort Myers, or Wilson. Based on our current assessment of the environmental and regulatory risks, we have not accrued any amounts for environmental matters as of December 31, 2025 at the aforementioned sites. The ultimate costs of any liabilities that may be identified or the discovery of additional contaminants could materially adversely impact our results of operation or financial condition. As additional production facilities are brought online, we will be required to comply with related contamination rules.

Spills or Releases of Hazardous Materials

Our operations involve the storage, handling, transport and disposal of bulk materials, some of which contain oil, contaminants and other regulated substances. The production and transportation of our products may result in spills or releases of hazardous substances, which could result in claims from governmental authorities or third parties relating to actual or alleged personal injury, property damage, or damage to natural resources. The response to such events is governed by the EPCRA which requires facilities to report the storage, use, and release of hazardous chemicals to federal, state, and local governments and Section 103 of the CERCLA which mandates immediate reporting of releases of hazardous substances exceeding reportable quantities to the National Response Center (“NRC”).

New Rise Reno has a Site Pollution Incident Legal Liability insurance policy which provides coverage against some liabilities that result from spills. Additionally, New Rise Reno’s general and umbrella liability policy coverage includes, but is not limited to, physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. XCF, itself, does not carry environmental insurance. XCF believes that its insurance is adequate for the industry, but losses could occur for uninsurable or uninsured risks or in amounts exceeding existing insurance coverage. The occurrence of events which result in significant personal injury or damage to XCF’s property, natural resources or third parties that is not covered by insurance could have a material adverse impact on the results of our operation and financial condition. We are not aware of any such material spills or releases of hazardous substances that have resulted in government or third-party claims at New Rise, Fort Myers, or Wilson.

Properties

New Rise Reno is our flagship production facility. New Rise leases the land on which the New Rise Reno facilities are located pursuant to a ground lease evidenced by the Ground Lease effective as of March 29, 2022 between Twain GL XXVIII, LLC, as the landlord and New Rise Renewables Reno, LLC, as the tenant. The land was acquired by Twain GL XXVIII, LLC from New Rise Renewables Reno, LLC pursuant to the terms of a Purchase and Sale Agreement dated as of March 29, 2022, by and between Twain GL XXVIII, LLC, as the buyer and New Rise Renewables Reno, LLC, as the seller. New Rise Renewables Reno, LLC is a wholly-owned subsidiary of New Rise Renewables. The material equipment, fixtures, buildings and improvements attached or affixed to the land are owned by New Rise Renewables and New Rise Renewables Reno, LLC. The purchase price for the land acquisition under the Purchase and Sale Agreement was $2,800,000. New Rise Renewables Reno, LLC’s obligations under the Ground Lease are guaranteed by New Rise Renewables and Encore (a company wholly-owned by Randy Soule).

The lease term is 99 years from the effective date of March 29, 2022. Rent is payable quarterly in advance in four equal installments on the first business day of January, April, July, and October of every calendar year during the term. For 2025, total rent payments are expected to be $10.7 million. Lease payments are comprised of base rent and supplemental rent. Base rent is calculated by multiplying the “rent basis” by 7.28%, where the rent basis is an amount equal to equal to the amount of the “tenant improvement allowance” paid by Twain GL XXVIII, LLC from time to time. No minimum tenant improvement allowance is required to be paid by Twain GL XXVIII, LLC. Supplemental rent increases during the term of the lease. During the second, third and fourth years of the lease, the supplemental rent is:

●	Lease year 2: lease year 2 base rent x 2.48%;

●	Lease year 2: lease year 2 base rent x 2.48%; and

●	Lease year 4: (lease year 4 base rent x 2.48%) + (lease year 4 base rent x 2.48% x 102.48%) + (lease year 4 base rent x 2.48% x 102.48%) + (lease year 4 base rent x 2.48% x 102.48% x 102.48%).

For the fifth lease year and continuing thereafter on the first day of each lease year , supplemental rent will be adjusted to an amount equal to the sum of (i) 2.48% of the base rent for the immediately preceding applicable lease year plus (ii) 102.48%) of the supplemental rent for the immediately preceding applicable lease year.

In addition, beginning on the commencement of the sixth lease year and continuing thereafter every five years (each such 5-year period, a “CPI Adjustment Period”) and continuing until the end of the lease term, Supplemental Rent also will be increased on the first day of each CPI Adjustment Period by the percentage change in the CPI figure from (i) the commencement date for the first CPI Adjustment Period (or the first day of the immediately preceding CPI Adjustment Period for all subsequent CPI Adjustment Periods) to (ii) the last day of the fifth lease year for the first CPI Adjustment Period or the last day of the immediately preceding CPI Adjustment Period for all subsequent CPI Adjustment Periods, if and only if, the percentage increase in the CPI figure during such CPI Adjustment Period is greater than the percentage increase in Supplemental Rent during the same CPI Adjustment Period. For purposes of the lease, “CPI” means The Consumer Price Index for All Urban Consumers (“CPI-U”) for the U.S. City Average for All Items, as published by the Bureau of Labor Statistics of the U.S. Department of Labor (or if the publication of such Consumer Price Index is discontinued, a comparable index similar in nature to the discontinued index which clearly reflects that diminution (or increase) in the real value of the purchasing power of the U.S. dollar reported for the calendar year in question).

New Rise Renewables Reno, LLC has the right to purchase Twain GL XXVIII, LLC’s interest in the premises. The right is exercisable following March 29, 2024. In order to exercise the repurchase right, New Rise Renewables Reno, LLC must not be in default or breach of the lease and must provide Twain GL XXVIII, LLC with written notice of its intent to exercise its right. The purchase price for the repurchase is equal to the quotient of (i) aggregate Base Rent and Supplemental Rent for the current Lease Year in effect as of the date of the notice of the intent to repurchase (as increased by the percentage change in the CPI figure from the commencement date for the first CPI Adjustment Period or the first day of the immediately preceding CPI Adjustment Period for all subsequent CPI Adjustment Periods to the last day of the month in which Twain GL XXVIII, LLC’s receives the notice, divided by (ii) a cap rate of 6.53%. If, however, the repurchase occurs after the fifth year of the lease, the purchase price will be calculated based on the aggregate Base Rent and Supplemental Rent payable during the fifth lease year.

The transactions under the Purchase and Sale Agreement and the Ground Lease were determined to not qualify for sale/leaseback treatment. Instead, the transactions have been treated as a financing arrangement. The financing liability is categorized as long-term liability in the amount of $132,806,188 and $132,767,058 as of December 31, 2025 and December 31, 2024, respectively.

On April 18, 2025 and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder.

Legal Proceedings

We have been involved in various claims and legal actions that arose in the ordinary course of business and were not material to our operations or financial results, and in the future we may be a party to various claims and routine litigation arising in the ordinary course of business.

Greater Nevada Credit Union Loan

New Rise Reno has four notes payable outstanding, in aggregate principal amount of $112,580,000, to GNCU, as the successor to Jefferson Financial Federal Credit Union. The GNCU Loan was underwritten by certain guarantees issued by the USDA under the Biorefinery, Renewable Chemical and Biobased Product Manufacturing Assistance Program, which guaranteed 100% of the principal amount of the notes evidencing the GNCU Loan. Pursuant to the terms and conditions of the USDA Guaranty, the GNCU Loan is secured by a priority first lien on all assets of the project, except for inventory and accounts receivable, which may be used by New Rise Reno for routine business purposes so long as New Rise Reno is not in default of the GNCU Loan. The USDA must approve, inter alia, the accounts agreement, any issuance of additional debt by New Rise Reno, the transfer or sale of New Rise Reno assets or collateral, lien priorities, the substitution, release or foreclosure on the collateral, and GNCU’s exercise of any rights it has relating to the GNCU Loan, including those rights provided in the notes evidencing the GNCU Loan and the other transaction documents relating to the GNCU Loan. In addition, New Rise is a guarantor of the GNCU Loan.

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting than an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the dated of filing of this Annual Report, New Rise Reno has not made payment of all the amounts demanded. As of December 31, 2025, the amount required to bring the GNCU Loan current is approximately $29,000,000, inclusive of principal and interest, excluding approximately $2,700,000 of penalties/late charges.

GNCU’s rights and remedies in connection with an event of default include acceleration of the unpaid principal amount of the GNCU Loan, and/or possession, control, sale, and foreclosure on any collateral, including all rights and interests in and to the real property on which the SAF production facility is located (including any after-acquired fixtures, equipment and improvements to the production facility) under the terms of the Ground Lease by and between Twain, as the landlord, and New Rise, as the tenant, dated March 29, 2022, which is discussed below under “Twain Ground Lease.” GNCU would be obligated to obtain USDA approval in the event that GNCU seeks to exercise any rights it has under the GNCU Loan, including GNCU’s rights prescribed in the notes evidencing the GNCU Loan and related loan documents (including any attempt to foreclose or sell any collateral). The notes also permit GNCU to refrain from taking any action on anu of the notes, the collateral or any guarantee with the approval of USDA.

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

XCF is in active discussions with GNCU to resolve the matters addressed in GNCU’s notice to New Rise Reno, including the possibility of a potential forbearance or modified loan payment schedule while XCF seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the GNCU Loan, including any past due loan payments and penalties. As of the date of this filing, XCF has made minimal monthly payments to GNCU as a gesture to provide XCF temporary relief until the New Rise Reno facility is upgraded in the second quarter of 2026. However, XCF is actively evaluating financing alternatives with other financial institutions and investors that would allow the re- financing of the GNCU Loan and the Ground Lease payments (as discussed below). There can be no assurance that we will be able to reach agreement with GNCU or Twain to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Twain Ground Lease

New Rise Reno leases the land on which the New Rise Reno production facility is located pursuant to a ground lease evidenced by the Ground Lease effective as of March 29, 2022 between Twain, as the landlord and New Rise Reno, as the tenant. Pursuant to the Ground Lease, New Rise Reno is obligated to pay Twain base and supplemental rent quarterly in amounts set forth therein. The land was acquired by Twain from New Rise Reno pursuant to the terms of a Purchase and Sale Agreement dated as of March 29, 2022, by and between Twain, as the buyer and New Rise Reno, as the seller.

On April 18, 2025 and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023 and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025 notice demanded payment by April 28, 2025 and the April 30, 2025 notice demanded immediate payment. As of the date of filing of this Annual Report, New Rise Reno has made minimal monthly payments to Twain as a gesture to provide XCF temporary relief until the New Rise Reno facility is upgraded in the second quarter of 2026..

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

XCF is in active discussions with Twain to resolve the matters addressed in Twain’s notices to New Rise Reno, including the possibility of a potential forbearance or modified lease payment schedule while XCF seeks and secures financing and ramps-up SAF production so as to generate sufficient cash flows from operations to be able to make payments under the Ground Lease, including any past due lease payments and penalties. As discussed above with respect to the GNCU Loan, XCF is actively evaluating financing alternatives with other financial institutions and investors that would allow the re-financing of the GNCU Loan and the Ground Lease payments. However, there can be no assurance that we will be able to reach agreement with GNCU or Twain to resolve these matters on acceptable terms, or at all, or obtain sufficient financing to allow us to re-finance the GNCU Loan and Ground Lease payments and also execute our business plan.

Polaris

In March 2024, Polaris Processing, LLC (“Polaris”), which provided operations and maintenance services to New Rise Reno, under an Operations and Maintenances Services Agreement dated May 10, 2022 (the “Services Agreement”), filed an arbitration demand against New Rise Reno due to New Rise Reno’s failure to timely pay invoices and for hiring employees who were subject to the Services Agreement’s non-solicitation provision. In April 2024, Polaris and New Rise Reno settled the disputes and as settlement, New Rise Reno agreed to pay a lump sum settlement to Polaris in the amount of $1.70 million. Subsequent to the settlement, New Rise Reno made all payments through its law firm for settlement of the outstanding amount. In September 2024, New Rise Reno was informed that approximately $0.95 million in payments had not been received by Polaris and remained outstanding. Upon further investigation, New Rise Reno was informed by their legal counsel that wire instruction information provided by their legal counsel was incorrect and compromised as a result of a hack of the legal counsel’s computer system. New Rise Reno’s counsel is in the process of filing insurance claims to cover the payment; however New Rise Reno remains liable for the outstanding payment that remains due to Polaris. On October 11, 2024, Polaris filed a subsequent complaint against New Rise Reno requesting summary judgment on the remaining amount due. No amount has been recorded on New Rise Reno’s balance sheet as it expects to be fully reimbursed by its legal counsel for this matter. However, we cannot assure you that such reimbursement shall take place.

Human Resources & Social Responsibility

Employees

Our ability to attract and retain top talent is both a strategic advantage for the Company and a significant determinant of our success. As of December 31, 2025, XCF, including New Rise Renewables, had a total of approximately 53 employees. We also occasionally engage independent contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Diversity, Equity, and Inclusion

XCF is committed to Diversity, Equity and Inclusion. As a company that operates on a global scale, we work with a diverse array of colleagues, customers, and communities. To maintain this environment, we fully observe all federal, state, and local laws regarding workplace discrimination, harassment, and unlawful retaliation.

Health & Safety

The well-being of our employees, contractors, and surrounding communities are of the utmost importance to us. First and foremost, we recognize the value of human life, and prioritize the health and safety of people. We know that for our business to thrive, our employees and customers must be able to trust that the work environment and product are safe. Any health and safety incident involving biofuels may lead to restrictions on the industry, which could result in difficulties obtaining permits and buyers. To mitigate this risk, we implement and maintain policies, practices, and controls of the highest caliber to ensure we are not merely in compliance with health and safety regulations, but actively pursuing the safest business possible.

Available Information

Our website is https://www.xcf.global. On our website we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-K and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-K involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

●	Limited operating history and Going Concern Uncertainty. We have not obtained sufficient funding to execute our business plan and do not yet have sufficient revenue to meet our financial obligations and fund our operations and business plan.
●	Cash Flow Constraints. We have experienced negative cash flow from operations and rely on external capital sources-including convertible notes and equity-line financing-to fund operations.
●	Substantial Indebtedness. We have substantial indebtedness and expect that at least part of our future financing needs will involve incurring additional indebtedness, which could adversely affect our financial flexibility and our competitive position
●	Potential Dilution. Future issuances of equity, including under the Helena ELOC Agreement, could significantly dilute existing shareholders and adversely affect the market price of our common shares.
●	New Rise Reno SAF Production. Any delay beyond the second quarter of 2026 in our ability to resume SAF production will adversely affect our business.
●	Reliance on Licensed Technology. We rely on technology that is licensed to us and loss of our rights to use this technology would adversely affect our ability to produce SAF.
●	Feedstock Reliance. We are currently reliant on [one/two] counterparties for the supply of feedstock which could adversely affect our business if such parties are unable to deliver.
●	Continued Nasdaq Listing Compliance. If the Company fails to satisfy Nasdaq’s continued listing requirements, Nasdaq may take steps to delist its Common Stock which may have a negative effect on the price of our Common Stock.
●	Proposed Transaction. We have signed a Term Sheet that contemplates the consummation of a three-party merger conditioned upon an agreed-upon merger structure and definitive transaction documents. If the conditions to the proposed transaction are not met, the Term Sheet may be terminated.

Risks Related to the Helena ELOC

It is not possible to predict the actual number shares of our common stock, if any, we will sell under the ELOC Agreement to Helena or the gross proceeds we will receive from such sales.

We generally have the right to control the timing and amount of any sales of our common stock to Helena under the ELOC Agreement. Sales of our common stock, if any, to Helena under the ELOC Agreement will depend upon market conditions and other factors to be determined by us.

Because the purchase price per share of our common stock to be paid by Helena will fluctuate based on the market price of our common stock at the time we elect to sell our common stock, if any, to Helena pursuant to the ELOC Agreement, it is not possible for us to predict prior to any such sales the number of our common stock that we will sell to under the ELOC Agreement, the purchase price per share that Helena will pay for our common stock purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Helena under the ELOC Agreement. The number of shares of common stock ultimately offered for resale by Helena is dependent upon the number of shares of our common stock, if any, we ultimately elect to sell to Helena under the ELOC Agreement. However, even if we elect to sell our common stock to Helena pursuant to the ELOC Agreement, Helena may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.

Any issuance and sale by us under the ELOC Agreement, or the resale by Helena under the Helena Registration Statement of a substantial amount of our common stock will cause additional dilution to our shareholders, which dilution may be substantial. The number of shares of common stock ultimately offered for sale by Helena is dependent upon the number of shares of common stock, if any, we ultimately sell to Helena under the ELOC Agreement.

The sale and issuance of our common stock to Helena will cause dilution to our existing securityholders, and the resale of our common stock acquired by Helena, or the perception that such resales may occur, could cause the price of our common stock to decrease.

The purchase price per share of our common stock to be paid by Helena for our common stock that we may elect to sell to Helena under the ELOC Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell our common stock to Helena pursuant to the ELOC Agreement. Depending on market liquidity at the time, resales of such our common stock by Helena may cause the trading price of our common stock to decrease, and any such decrease could be substantial.

If and when we elect to sell our common stock to Helena, sales of newly issued common stock by us to Helena will result in dilution to the interests of existing holders of our common stock, which dilution may be substantial. Additionally, the sale of a substantial number of shares of our common stock to Helena, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have broad discretion in the use of the net proceeds we receive from the sale of shares to Helena and may not use them effectively.

Our management will have broad discretion in the application of the proceeds we receive from Helena and you will not have the opportunity as part of your investment decision to assess whether our management is using the proceeds appropriately. Because of the number and variability of factors that will determine our use of our proceeds from Helena under the ELOC Agreement, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline.

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

Our cash and cash equivalents as of December 31, 2025, on a consolidated basis, totaled $154,937. Based on our losses to date and limited cash resources, our management has identified substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and meet financial obligations over the next twelve months. Other than financing available under the ELOC Agreement and funding by EEME on the announced acquisition of DevvStream & Southern Energy, we have no ongoing commitment from any source of capital to provide financing to us in the future, and such available financing is not expected to be sufficient, either on its own or along with cash flow generated from our operations, to fund our operations, existing commitments and implementation of our business plan.

The substantial doubt as to our ability to continue as a going concern could limit our ability to obtain additional financing. In addition, the perception that we may not be able to continue as a going concern may also make it more difficult to operate our business due to concerns about our ability and the ability of our subsidiaries to meet our and their contractual obligations.

If we are unable to continue as a going concern, either we, or our subsidiaries, or both may be forced to liquidate assets and the values received in a liquidation or dissolution could be significantly lower than the values reflected in our financial statements. The financial statements included herein do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets that might result from the outcome of this uncertainty and have been prepared on a basis that assumes that we will continue as a going concern, as described in the notes to the financial statements included elsewhere herein.

Our New Rise Reno production facility was recently converted to produce SAF and has experienced production issues in both renewable diesel and SAF production that we are working to resolve, therefore no SAF or renewable diesel is being produced at the New Rise Reno at this time. We currently expect SAF production to resume as early as the second quarter of 2026, although we cannot guarantee when SAF production will resume, or when or whether the Reno production facility will be able to operate at full capacity. Any delay beyond the second quarter of 2026 in our ability to resume SAF production and/or any delay in our ability in reaching or sustaining full capacity for SAF or renewable diesel production will adversely affect our revenues and profitability.

Our current production facility in Reno, Nevada was converted to SAF production in October 2024 and began initial production of SAF and renewable naphtha (a byproduct in SAF production) in February 2025. First deliveries of neat SAF and renewable naphtha produced at New Rise Reno began in March 2025 under our existing Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). From April through the end of December 2025, New Rise Reno produced, in aggregate, approximately 5.8 million gallons of neat SAF, renewable diesel, and renewable naphtha.

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

We currently expect to resume SAF production as early as the second quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the Reno production facility will be able to produce SAF at full capacity. Any delay beyond the second quarter of 2026 in our ability to resume SAF production and/or any delay in our ability to operate the Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability.

We currently plan to construct additional renewable fuels production and/or SAF-related infrastructure facilities in Nevada, Florida and North Carolina. If construction of additional production facilities is delayed or any of the production facilities do not perform as we expect once construction has been completed and commercial production has begun, our business and prospects will suffer.

Our growth plan includes the construction of New Rise Reno 2, an additional SAF production facility in Reno, adjacent to our existing New Rise Reno facility, and may include further build-out and reconstruction of our acquired production facilities in Fort Myers, Florida (“Fort Myers”) and Wilson, North Carolina (“Wilson”), to produce SAF, renewable fuels and/or associated SAF-related infrastructure.

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

Our management team does not have experience in the construction of SAF production facilities and has only limited experience in the operation of a renewable fuels business, and will depend on services provided by professional and skilled service providers and others in the renewable space.

As of the date of this Annual Report, our management team has managed the conversion of New Rise Reno to SAF production but has not managed the construction or conversion of additional renewable fuel production facilities, including facilities producing SAF. On January 2, 2024, we entered into a contract with Encore DEC LLC, one of the EPC companies that was subcontracted to build New Rise Reno, to manage the conversion of the facility to SAF. Prior to the fourth quarter of 2024, New Rise Reno utilized a qualified service provider to provide operating and maintenance services. In the future, we may elect to use a service provider to provide operating and maintenance services at our additional production facilities when those facilities come online. Encore is a company 100% controlled by Randy Soule, who is our second largest stockholder. Although Encore has constructed fuel production facilities in the past and completed the conversion of the New Rise Reno production facility to SAF production, Encore has not constructed a new SAF production facility or converted other existing production facilities to SAF production. Accordingly, we cannot be certain that we will be able to produce SAF on our expected time schedule, or in an economic manner in commercial quantities or that we will be able to successfully manage the other key aspects of the business, including obtaining feedstocks, entering into offtake arrangements, managing customer and supplier relationships, managing environmental, health and safety matters and other aspects of a renewable fuel business. If we are unable to produce SAF economically on a commercial scale or in commercial volumes, or we are unable to manage other key aspects of our business, our business, financial condition, results of operations and prospects will be materially and adversely affected, which could significantly reduce the value of our securities.

Our LOIs and MOUs may not result in definitive agreements, commercial projects, or revenue.

We frequently enter into non-binding letters of intent (“LOIs”), memoranda of understanding (“MOUs”), framework agreements, and other preliminary arrangements with prospective acquisition targets, partners, customers, and licensees. These arrangements are typically exploratory in nature and are subject to the negotiation and execution of definitive agreements, completion of due diligence, internal approvals by the counterparty, regulatory or permitting processes, financing availability, and other conditions outside our control. To date, several of the LOIs and MOUs we have announced have not yet resulted in definitive agreements, and there can be no assurance that any current or future preliminary arrangements will progress to binding contracts or commercial deployment.

Because these preliminary agreements are non-binding, counterparties may unilaterally discontinue discussions, change strategic priorities, or elect to pursue similar projects with other partners. If LOIs or MOUs do not advance to definitive agreements or commercial operations, we may not realize the expected benefits of these potential projects, including anticipated licensing revenue, offtake opportunities, equity participation, or regional expansion. We also have entered into certain binding LOIs and MOUs that, although they include terms that are binding on us and the counterparties, anticipate that definitive agreements further defining the rights, responsibilities and obligations of the parties will be negotiated and executed. Those definitive agreements may include terms and conditions that may impact the value to us of the initial agreements as expressed in the binding LOIs and MOUs. Frequent announcements of preliminary agreements that do not ultimately close may create expectations among investors and other stakeholders that we are unable to meet, which could negatively impact our reputation, our ability to secure future partnerships, and the market price of our common stock.

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

In May 2024, New Rise Reno and Phillips 66 entered into an addendum to the P66 Agreement, with an initial term of five years from the commencement date of September 1, 2024, that extends the supply and offtake agreement to include feedstocks for renewable products and the sale of renewable products produced by New Rise Reno to Phillips 66. Under the amended terms of the agreement, the terms of the feedstock price remain unchanged to the original agreement and P66 will charge New Rise Reno for transportation and logistics costs, and terminal, storage, blending and distribution fees to bring the renewable products to market. At the end of the initial five-year term, the agreement shall automatically renew for two successive additional periods of five years, unless otherwise terminated according to the terms, bringing the total duration of the agreement to a potential term of 15 years. On October 1, 2025, New Rise Reno and Phillips 66 entered into an amendment whereby New Rise Reno will no longer pay for the feedstock at the time of delivery. Phillips 66 will consign the feedstock to new Rise Reno by delivering it into the tanks of New Rise Reno. Phillips 66 retains the right to have the feedstock reloaded onto railcars for delivery to another location of Phillips 66 choosing. New Rise
Reno does not own the feedstock but bears the risk of loss should the material be damaged or destroyed. At present, this is the only supply and offtake agreement for our current or planned production facilities. Other than the P66 Agreement, XCF and New Rise Reno do not have other feedstock supply or SAF off-take agreements in place.

As a result, we cannot control the cost of these feedstocks, and we could underestimate feedstock pricing and volume requirements. These uncertainties could significantly affect our costs and our gross margin. We currently have an agreement with a third party to supply all of our non-food feedstocks for our New Rise Reno facility, and while that agreement helps ensure the availability of feedstocks, the price we pay is based on a mark-up of the spot price paid by the supplier to acquire the feedstocks. Although we believe that our production process can work with multiple types of feedstocks in the event that prices of specific feedstocks fluctuate, we have not produced SAF using non-food feedstocks and cannot guarantee that feedstocks are interchangeable for the production of SAF without requiring significant alterations to our production processes. As part of our business plan, we intend to try to mitigate these risks by vertically integrating our feedstock supply chain. However, until we are able to implement this intended vertical integration, we will be subject to these, and other risks associated with obtaining feedstock from third parties. In addition, we may not be able to implement the intended vertical integration or implement it to a degree where we are no longer substantially dependent on outside sources of feedstock supply.

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

The current source of our feedstocks includes domestic sourcing subjecting the Company to key operational risks, including:

●	Feedstock cost and availability fluctuations - market supply constraints, weather events, agricultural policy changes (e.g. Renewable Fuel Standard adjustments), and competition from other industries can significantly increase feedstock prices or restrict access;
●	Contract concentration risks - overreliance on limited suppliers or regions may disrupt feedstock supply, impair production continuity, and increase costs;
●	Logistical and infrastructure vulnerabilities - domestic rural feedstock collection requires robust logistics; disruptions in transportation networks or facility operations could impair feedstock delivery; and
●	Counterparty performance risk - supplier bankruptcy, noncompliance, or regulatory violations could jeopardize feedstock contracts and facility uptime.

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

We continue to rely on the knowledge and involvement of several of our largest shareholders, and any lack of cooperation or failure to perform on their part could adversely affect our operations and strategic flexibility.

We continue to rely on Mr. Randall Soule and EEME, two of our largest shareholders for certain funding, operational support, maintenance activities, and legacy knowledge of our New Rise Reno production facility, which they have gained through historical involvement in its development. Mr. Soule previously owned and operated New Rise Renewables, LLC (the predecessor to XCF Global, Inc.) through his ownership of RESC Renewables, LLC, and his wholly owned entity, Encore DEC, LLC served as the engineering procurement and construction contractor for the construction and subsequent conversion of the facility. As mentioned above, GL Part SPV I, LLC, GL Part SPV II, LLC, and EEME are all owned by Ms. Ladnier. Through the Proposed Transaction with EEME, Southern, and DEVS, EEME has committed to purchase $10 million shares of XCF Common Stock at $0.10 per share.

Although Mr. Soule and Mr. Singal do not serve as executive officers, employees, or directors of XCF Global, Inc. or its subsidiaries, we continue to rely on their institutional knowledge, historical relationships with vendors and contractors, and operational familiarity with the New Rise facility in a non-compensatory advisory capacity. Because of this reliance - coupled with their significant equity ownership - both shareholders may continue to exert substantial influence over the Company’s operations, strategic decisions, and commercial relationships.

If Mr. Soule or Mr. Singal were to withdraw their support, restrict access to institutional knowledge, or pursue business activities that compete with or conflict with the Company’s interests, our operations could be disrupted, our ability to manage vendor relationships could be impaired, and our strategic flexibility could be adversely affected. While the Company is actively working to integrate New Rise operations under direct management control and to mitigate this reliance, there can be no assurance that such efforts will fully eliminate the associated risks.

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

Future acquisitions will require us to raise capital, of which there can be no assurances, and may require that we incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

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

Integration of newly-acquired production facilities or businesses may also require significant management resources that otherwise would be available for the ongoing development of our business. In addition, we may not realize the anticipated benefits of any acquisition and such transactions may not generate the financial results we anticipated. Future acquisitions will require us to raise capital, of which there can be no assurances, and could also require us to incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business.

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

We anticipate needing to raise additional capital to support the execution of our business plan, including our current and planned operations, acquisitions and expansion plans. Such funding may not be available when needed or may not be available on favorable terms or at all. If we raise additional funds in the future by issuing equity securities or securities convertible into or exchangeable for equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our Class A common stock. Future funding may not be available on favorable terms, if at all. In addition, if we undertake debt financing, the terms of any debt arrangements may include restrictive covenants or other terms that may impose burdens on our ability to operate. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from our operations to fund our operations, repay outstanding indebtedness, complete capital improvement projects consummate planned acquisitions, our results of operations, prospects and the value of our securities could be adversely affected. As of the date of filing of this Annual Report, substantially all of New Rise’s assets are subject to liens relating to New Rise’s existing financing agreements. Those liens are likely to impact our ability to obtain additional debt financing and/or the terms available to us in connection with any debt financing.

Certain significant stockholders of the Company are involved in litigation which could make it more difficult for the Company to obtain additional funding.

Majique Ladnier is the sole member of GL Part SPV I, LLC, GL Part SPV II, LLC and EEME Energy SPV I LLC and has sole voting and investment authority over the shares of our common stock owned by those entities. Ms. Ladnier and her husband, Suneet Singal, are defendants to certain litigation discussed below under the heading “Certain Litigation Involving GL’s Sole Member and a GL Related Party.” While the Company is not a party to or involved in such litigation in any way, the Company may be indirectly affected by such litigation and such litigation could have an adverse impact on the Company’s ability to obtain additional funding and/or the terms available to us in connection with any such funding.

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

We are in default under certain unsecured loan agreements due to the non-payment of scheduled principal and/or interest amounts. Although the holder has not yet exercised its rights, it could call the note or take other action at any time, which, in addition to penalty interest rates and fees, could have a negative impact on our financial flexibility, access to future financing, and the Company’s credit profile and relationships with vendors.

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

If we are unable to resolve the status of these defaults, there could be a range of adverse consequences, including, but not limited to:

●	The acceleration of repayment obligations, at the lenders’ discretion;

●	The imposition of penalty interest rates or fees;

●	Restrictions on the Company’s ability to access future financing; and

●	Negative impacts on the Company’s credit profile and vendor relationships.

The Company’s ability to continue funding operations, meet upcoming working capital requirements, and pursue its strategic initiatives is dependent on resolving the loan defaults, securing additional financing, and/or generating sufficient cash flows from operations. There can be no guarantee that we will be able to do so in an efficient or timely manner, or at all. Our failure to resolve the loan defaults could have a material adverse effect on our business, results of operations, financial condition, prospects and reputation.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

We are dependent upon the continued availability and commitment of our key management, including our Chief Executive Officer, Christopher Cooper and William Dale, our Chief Financial Officer. The loss of any such members could negatively impact business operations. From time to time, we will also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate the business. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business plan and growth strategy could be affected, which could have a material adverse impact on our profitability, results of operations and financial condition.

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

We intend to license its proprietary modular facility design and intellectual property to third parties in international jurisdictions. While this model supports capital-efficient expansion and technology dissemination, it exposes the Company to several execution and operational risks, including:

●	Regulatory uncertainties in foreign markets - local permitting, environmental, tax, and trade regimes may differ substantially from U.S. standards, potentially delaying development timelines or increasing costs;
●	Dependence on partner performance - the success of licensed facilities hinges on the capabilities of external licensees, over whom we may have limited oversight or control;
●	Intellectual property protection challenges - licensing in foreign jurisdictions can heighten risks of unauthorized technology use or IP infringement; and
●	Reputational and financial exposure-any issues experienced by international licensees (e.g., delays, accidents, regulatory violations) may negatively impact XCF’s reputation or expose it to contractual liabilities.

If these risks materialize, the Company could encounter delays in international rollout, suffer financial losses, or incur additional costs-all of which could adversely affect its growth objectives and financial condition.

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

Our management team has limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our executives and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

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

For Legacy XCF, the following material weaknesses were present at December 31, 2024 and have not been remediated as of December 31, 2025: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively, including the accounting for the Business Combination and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes.

The Company is in the process of integrating New Rise into its overall internal control framework. For  New Rise, the following material weaknesses were present at December 31, 2024 and have not been remediated as of December 31, 2025: (a) lack of segregation of duties within the accounting function and (b) inappropriate design and operation of IT general controls. As  of December 31, 2025, the Company has remediated the previously reported material weakness for lack of a functioning audit committee as an Audit Committee was established subsequent to the Business Combination. The Company has also put in place a related party transaction policy and will require officers, directors and significant shareholders to certify related party relationships annually.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described herein and in our other public filings and public statements. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not be accurate due to a variety of factors. If our guidance is not accurate or varies from actual results, or if we reduce our guidance for future periods, the market value of our Class A common stock could decline significantly.

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

As of the date of this Annual Report, our executive officers, directors and principal stockholders and their affiliates own approximately 209,328,553 shares of our Class A common stock, or approximately 71% of the outstanding shares of our Class A common stock, with EEME and GL together owning approximately 37.3%. This significant concentration of ownership may have a negative impact on the trading price of our Class A common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to our interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of us, which could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of us and might ultimately affect the market price of our Class A common stock.

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

In addition, pursuant to the XCF 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan, we expect to issue additional shares of Class A common stock, or securities exercisable for shares of Class A common stock. Once shares are issued pursuant to the 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan, those shares will become eligible for sale in the public market, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total of 10,449,264 shares are reserved for future issuance under the 2025 Equity Incentive Plan. A total of 1,000,000 shares are reserved for future issuance under the 2025 Employee Stock Purchase Plan. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for our issued Class A common stock pursuant to the 2025 Equity Incentive Plan and 2025 Employee Stock Purchase Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

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

Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

The Company’s failure to meet Nasdaq’s continued listing requirements could result in a delisting of its shares.

On December 9, 2025, the Company received notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for the Company’s Common Stock had fallen below $1.00 per share for 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s Common Stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. The Company has until June 8, 2026 to regain compliance with the minimum bid price requirement but could be eligible for an additional 180-day compliance period. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other applicable Nasdaq listing rules.

If the Company fails to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its Common Stock. Such a delisting would likely have a negative effect on the price of the Company’s Common Stock and would impair your ability to sell or purchase the Company’s Common Stock when you wish to do so. In the event of a delisting, the Company can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its Common Stock to become listed again, stabilize the market price or improve the liquidity of the Company’s Common Stock, prevent its Common Stock from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Risks Related to the Proposed Transaction

The Term Sheet for the Proposed Transaction with EEME, Southern and DEVS is subject to the finalization of a mutually agreeable merger structure and definitive transaction documents. If a merger structure is not agreed upon or definitive transaction documents are not executed, the Proposed Transaction may be delayed or may not be completed and the applicable Term Sheet may be terminated in accordance with its terms.

On January 26, 2026, the Company entered into a binding term sheet with EEME, DevvStream Corp. and Southern to pursue the Proposed Transaction. The Proposed Transaction would combine the parties into an integrated platform focused on SAF, environmental attribute monetization, and related low-carbon fuel initiatives. The Term Sheet establishes a framework for negotiating definitive agreements, which remain subject to further negotiation and approval by respective boards of directors. The Term Sheet also provides that the consummation of the Proposed Transaction is conditional upon the continued listing of the Company’s Common Stock on Nasdaq.

If a merger structure is not agreed upon or no definitive documentation for the Proposed Transaction is entered into, the Term Sheet may be terminated. No assurance can be given as to the timing of the execution of the definitive agreements or that any other conditions, including the continued listing of the Company’s Common Stock on Nasdaq, pursuant to the Term Sheet will be satisfied. Accordingly, there can be no assurance as to whether or when the Proposed Transaction will be completed.

Litigation relating to the Proposed Transaction, if any, could delay or prevent the completion of the Proposed Transaction and result in substantial costs to the Company.

Governmental authorities or other third parties with appropriate standing may file litigation challenging the Proposed Transaction and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Proposed Transaction. If any such litigation is successful, then such order may prevent the Proposed Transaction from being completed, or from being completed within the expected time frame. There can be no assurance that the Company or any other defendants would be successful in the outcome of any potential future lawsuits. Even if a lawsuit is without merit, it could result in substantial costs to the Company and divert management time and resources.

Failure to complete the Proposed Transaction could negatively impact the Company.

If the Proposed Transaction is not completed for any reason, the ongoing business and financial condition of the Company may be adversely affected, including in the following ways:

●	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common shares;

●	the Company may experience negative reactions from its suppliers, distributors, vendors, customers or other third parties with whom it does business;

●	the Company may experience negative reactions from employees;

●	the Company will have incurred, and may continue to incur, significant costs relating to the Proposed Transaction, such as investment banking, legal, accounting and financial advisor fees and expenses, that it may not be able to recover;

●	the Company will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuant of other opportunities without realizing any of the potential benefits associated with the Proposed Transaction; and

●	the Company may face litigation related to the failure to complete the Proposed Transaction.

In addition, if the Term Sheet is terminated and the Company seeks an alternative transaction, there can be no guarantee that it will be able to find or complete an alternative transaction on more attractive terms than the Proposed Transaction or at all.

The Proposed Transaction, regardless of whether it is completed, will continue to divert resources from ordinary operations, which could adversely affect the Company’s business.

The Company has diverted the attention of management and other resources to the Proposed Transaction. Whether or not the Proposed Transaction is completed, the pendency of the Proposed Transaction will continue to divert the attention of management and other resources from day-to-day operations to the completion of the Proposed Transaction. This diversion of management attention and other resources could adversely affect the Company’s ongoing business regardless of whether the Proposed Transaction is completed.

The Company has incurred and expects to continue to incur significant costs related to the Proposed Transaction.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Proposed Transaction. These costs and expenses have been, and will continue to be, significant. These costs and expenses include fees paid or payable to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Proposed Transaction is completed. While the Company has assumed that a certain level of expenses would be incurred in connection with the Proposed Transaction, there are many factors beyond its control that could affect the total amount or the timing of these expenses. These costs and expenses could adversely impact the Company’s financial condition and liquidity.

Uncertainties associated with the Proposed Transaction could negatively impact the Company’s ability to attract, motivate and retain management personnel and other key employees.

Hiring qualified personnel can be competitive. Current and prospective employees of the Company may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair the Company’s ability to attract, retain and motivate key management, sales, marketing, and other personnel prior to completion of the Proposed Transaction. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If the Company is unable to retain personnel, including key management personnel, it could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy, which our board of directors oversees.

We have implemented an information security management system in accordance with our risk profile and business that is designed to protect the Company, our employees, and our shareholders from cybersecurity threats. We have also developed an incident response policy and procedure designed to facilitate the handling of cybersecurity incidents.

Our cybersecurity risk management program aims to identify risks from cybersecurity threats. Our cybersecurity risk management program includes a number of components, including informal self-assessments. Our managed security services provider helps us implement additional security controls, including malware protection and network security tools. We take a risk-based approach to the evaluation of third-party vendors.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and cybersecurity incidents that could affect our information or systems. For more information, see Item 1A. Risk Factors.

Governance Oversight of Cybersecurity Risk Management

The Board of Directors and Audit Committee oversee the management of risks by the Company’s management. The Audit Committee is responsible for reviewing the Company’s cybersecurity program and risks, as identified by Company management, and the steps that Company management has taken to protect against threats to the Company’s assets including information systems and data security. The Audit Committee will provide updates to the Board approximately annually.]

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Houston. We consider our current office space adequate for our current operations.

The mailing address of our principal executive offices is 2500 City West Blvd, Suite 150-138, Houston, Texas 77042, and our telephone number at such address is (346) 630-4724.

ITEM 3. LEGAL PROCEEDINGS.

We have been involved in various claims and legal actions that arose in the ordinary course of business and were not material to our operations or financial results, and in the future we may be a party to various claims and routine litigation arising in the ordinary course of business. See legal proceeding discussion above under Item I. Business..

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Capital Market under the ticker symbol “SAFX”. The last price of our common stock as reported on the Nasdaq Capital Market on March 25, 2026 was $0.36 per share. As of March 25, 2026, there were approximately 412 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name such as banks and brokerage firms.

Dividends

To date, we have neither declared nor paid any dividends on our common stock nor do we anticipate that such dividends will be paid in the foreseeable future. Rather, we intend to retain any earnings to finance the growth and development of our business. Any payment of cash dividends on our common stock in the future will be dependent, among other things, upon our earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant. In addition, restrictive covenants contained in any financing agreements entered into in the future may preclude us from paying any dividends.

Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended December 31, 2025.

ITEM 6. [RESERVED.]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-K.

Company Overview

XCF, formerly known as Focus Impact BH3 NewCo, Inc. was founded on March 6, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Subsequent to the Business Combination, the name was changed to XCF Global, Inc.

In connection with the completion of the Business Combination, Legacy XCF became a wholly owned subsidiary of XCF. Legacy XCF was formed in January 2023, was founded to develop, operate and invest in renewable energy assets and production facilities and will continue those initiatives and business activities as the primary operating subsidiary of XCF. Throughout 2023, Legacy XCF identified acquisition targets in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of SAF, a synthetic kerosene derived from waste- and residue-based feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. We are committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable sectors as a result of a combination of regulatory support, industry-led demand and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use waste-and residue-based feedstocks at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF. XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners.

We intend to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. The Company owns New Rise Reno Renewables LLC, which owns and operates a renewable fuels facility, New Rise Reno, in McCarren, Nevada. In February 2025, New Rise Reno started its ramp-up process and began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of near SAF and renewable naphtha began in March 2025. During the initial phase of production ramp-up, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion, such as meeting ASTM 7566 specifications for synthetic blending component standards to be blended with conventional jet fuel. Such final project acceptance has not yet been completed.

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

We also own dormant biodiesel plants located in Fort Myers, Florida and Wilson, North Carolina that we are considering whether to further build-out and reconstruct into SAF, renewable fuels and/or associated SAF-related infrastructure. The Company is continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within our broader SAF and biofuels value chain.

Company Formation and Initial Acquisitions

XCF, formerly known as Focus Impact BH3 NewCo, Inc., was founded on March 6, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Subsequent to the Business Combination, the name was changed to XCF Global, Inc.

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

At the closing of the Business Combination, the 7,700,000 shares and 2,329,743 shares of Legacy XCF common stock issued to Southeast Renewables were automatically converted into shares of XCF Class A common stock at an exchange ratio of approximately 0.68627. The 7,700,000 and 2,329,743 Legacy XCF shares converted into 5,284,301 and 1,598,839 shares of XCF Class A common stock upon closing.

On October 31, 2023, Legacy XCF also entered into an asset purchase agreement with Good Steward Biofuels FL, LLC (“Good Steward”), to acquire its Fort Myers, Florida biodiesel plant assets. Legacy XCF issued Southeast Renewables, the parent company of Good Steward, 9,800,000 shares of XCF common stock as partial consideration for the purchase, and also assumed certain liabilities, including a $356,426 loan made by GL to Southeast Renewables. GL was a shareholder of Legacy XCF and owns membership interests in Southeast Renewables. The purchase price was $100,000,000 less $200,000 in notes payable, and loans assumed by Legacy XCF using a conversion price of $10 per share.

At the closing of the Business Combination, the 9,800,000 shares of Legacy XCF common stock issued to Good Steward were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 9,800,000 Legacy XCF shares converted into 6,725,474 shares of XCF Class A common stock upon closing.

The Wilson, North Carolina plant and Fort Myers, Florida plant have been non-operational for over three years and five years, respectively.

On January 23, 2025, and February 19, 2025, Legacy XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC. (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of Legacy XCF. New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016, for the purpose of owning 100% of New Rise Reno. New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada.

Recent Developments

Proposed Transaction with Southern, DEVS and EEME

On January 26, 2026, XCF, entered into the term sheet with Southern, DEVS, and EEME, which sets forth the principal terms and conditions of the Proposed Transaction. Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of XCF, with Southern and DEVS surviving, and their respective stockholders receiving shares of Common Stock of XCF, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF.

In connection with and to support the Proposed Transaction and subject to the terms and conditions set forth in the Term Sheet, XCF agreed to invest $10 million to convert and build out its New Rise Reno facility for the Plant Conversion, to be funded through the sale by XCF to EEME of $10 million of Common Stock; provided that in no event shall XCF issue to EEME, nor shall EEME (i) acquire more than 41,639,170 shares of XCF’s common stock pursuant to this Term Sheet or (ii) acquire or to otherwise become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of a number of shares of Common Stock in excess of 19.99% of the issued and outstanding shares of Common Stock as of the date hereof until such time as XCF has obtain stockholder approval for such issuance (the “Share Cap”) which XCF obtained on March 6, 2026. Subsequent to the execution of the Term Sheet, EEME has purchased 69,000,000 million shares of Common Stock for $6,900,000. The issuance and sale to EEME of the remaining 31,000,000 shares of Common Stock is expected to be consummated periodically during the period ending the week of March 31, 2026, although there can be no assurances in this regard. EEME is expected to have customary demand and piggy-back registration rights and will not be subject to any lock-up or other transfer restrictions (other than as imposed by applicable securities laws or underwriters.) EEME’s obligation to acquire such shares is independent of the remainder of the proposed Transaction contemplated by the Term Sheet. The offer and sale of the shares of XCF common stock to EEME, will be made in reliance upon Section 4(a)(2) under the Securities Act, or upon such other exemption or exclusion from the registration requirements of the Securities Act as may be available with respect to any or all of the transactions with the EEME to be made under the Term Sheet.

On March 6, 2026, XCF held a Special Meeting of Shareholders, at which the Shareholders approved the potential issuance of 19.99% or more of XCF’s issued and outstanding Common Stock to a single investor, thus removing the Share Cap.

The Term Sheet provides that the Board post-closing will be comprised of four members designated by XCF (including XCF’s Chief Executive Officer, Chris Cooper, as chair), two members designated by Southern, and one member designated by DEVS.

The Term Sheet includes customary provisions regarding definitive agreements, including that the business combination agreement and related agreements will contain customary representations, warranties, covenants, indemnities, limitations on indemnity, termination provisions, and other terms typical for transactions of this nature.

The Term Sheet further provides for certain interim covenants and restrictions, including, but not limited to, that (so long as EEME continues funding under the schedule) XCF will not issue securities under its equity line of credit without EEME’s approval, neither XCF nor DEVS will effect any reverse split without EEME’s prior written consent, and neither XCF, Southern, nor DEVS (or their affiliates) will sell shares to brokers for naked short coverage.

The Term Sheet is governed by Delaware law, contains customary confidentiality provisions, and will remain in effect until the earliest of: 180 days after its date, execution of definitive agreements, mutual written termination, termination by XCF for failure by EEME to timely fund per the schedule, termination by any party based on unsatisfactory due diligence, or termination by any party to fulfill fiduciary duties in respect of a superior offer.

There can be no assurance that any of the foregoing conditions will be satisfied or waived, that the definitive agreements necessary to consummate the Proposed Transaction will be entered into, or that the Proposed Transaction will be consummated on the terms described herein or at all. The closing the Proposed Transaction, including the satisfaction of the closing conditions, are subject to numerous factors, many of which are outside the control of XCF, including market conditions, regulatory approvals, the actions of third parties, the ability of the parties to negotiate and execute definitive agreements, and the achievement of specified operational and financial milestones, including certain conditions that depend on the business performance and operating results of XCF. Although the Term Sheet provides that certain provisions are binding on the parties, it does not obligate the parties to consummate the Proposed Transaction, and the Term Sheet reflects preliminary, non-final terms that remain subject to further negotiation, modification, and approval by the applicable boards of directors and special committees and may be terminated in accordance with its terms, including in circumstances involving an alleged breach. Any such termination, or a failure by the parties to agree on definitive documentation, could result in disputes or litigation relating to the interpretation, enforceability, or performance of the binding provisions of the Term Sheet, which could be costly, time-consuming, divert management attention, and adversely affect the financial condition or liquidity of one or more of the parties, including their ability to pursue or defend such claims. Accordingly, investors should not place undue reliance on the consummation of the Proposed Transaction or on the achievement of any related milestones or financial thresholds. Moreover, even if the Proposed Transaction is consummated, the parties may never achieve the purpose of the Proposed Transaction and the market value the parties are aiming to achieve may never materialize.

Financial Overview

Results of Operations – for the year ended December 31, 2025, and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$20,815,955	$-
Cost of sales	24,586,068	-
Gross loss	(3,770,113)	-
Operating expenses:

Operating expenses	7,010,223	2,987,852
General and administrative expenses	22,385,312	18,186,056
Severance expense	19,162,500	-
Professional fees	15,559,033	-
Total operating expenses	64,117,068	21,173,908

Loss from operations	(67,887,181)	(21,173,908)

Other income (expense)
Change in the fair value of note payable	4,567,951	-
Change in the fair value of notes payable related party	(514,709)
Change in fair value of warrants	209,916,200	-
Loss on issuance of debt	(138,000)	-
Loss on issuance of debt to related party	(40,531,000)	-
ELOC commitment fees	(7,400,000)	-
Unrealized loss on derivative asset	(16,156,071)	-
Realized gain on derivative asset	1,316,827
Interest income (expense), net	(9,155,274)	(2,930,889)
Other income (expense), net	(13,975)
Total other income (expense)	141,891,949	(2,930,889)

Net income (loss)	$74,004,768	$(24,104,797)

Income (loss) per common share, basic and diluted(1)	$0.52	$-

Weighted average number of common shares outstanding, basic and diluted(1)	142,298,067	-

1	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the year ended December 31, 2025 will not present share or per share data.

Revenue

The Company’s revenues are generated under an agreement with Phillips 66. Under the Phillips 66 agreement, the Company will sell renewable diesel, sustainable aviation fuel, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers (“RIN”) and Low Carbon Fuel Standard credits (“LCFS”) (collectively “environmental credits”) associated with the generation of the renewable fuels.

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of December 31, 2025. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. For the years ended December 31, 2025, $2,741,987 of net sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively.

Sale of renewable diesel and environmental credits

The Company generates revenue from the sale of renewable diesel and transfer of related environmental credits under the contract with Phillips 66 when control is transferred to the customer. The amount of consideration to which the Company is entitled for the delivery of renewable diesel and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the associated customer. During the years ended December 31, 2025, and 2024, $20,815,955 and $0 was recognized from the sales of renewable diesel, Naphtha and environmental credits.

Cost of Sales

We incurred $24,586,068 and $0 of cost of sales for the years ended December 31, 2025, and 2024, respectively. Cost of sales includes those costs directly associated with the production of revenues, such as raw material consumed, freight costs, factory overhead, personnel costs, and other direct production costs.

Operating expenses

We incurred $7,010,223 and $2,987,852 of operating costs for the years ended December 31, 2025, and 2024, respectively. Operating costs primarily consist of plant utilities, repairs and maintenance, quality control and testing. The increase in operating costs is attributable to our New Rise facility starting production.

General and Administrative Expenses

We incurred $22,385,312 and $18,186,056 of general and administrative expenses during the years ended December 31, 2025, and 2024, respectively. General and administrative expenses primarily consist of stock-based compensation, professional fees, payroll expenses, rent, and other expenses. The expenses have increased due to a significant increase in the stock-based compensation and payroll cost during the year ended December 31, 2025.

Severance expense

We incurred $19,162,500 and $0 severance expenses for the years ended December 31, 2025, and 2024, respectively. Severance expenses consist of stock-based compensation that may be paid to former executives as part of their severance agreement.

Professional fees

We incurred $15,559,033 and $0 professional fees for the year ended December 31, 2025, and 2024, respectively. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy, and other consultancy expenses.

Change in the fair value of notes payable

Change in the fair value of note payable was $4,567,951 and $0, respectively, for the year ended December 31, 2025, and 2024. As a result of the Business Combination that closed June 6, 2025, XCF assumed a note payable from Polar Multi-Strategy Master Fund (“Polar”) of $1,200,000. The Company elected the fair value option for valuing this loan. From the date of Business Combination to period end, the Company recognized a $4,567,951 gain due to the change in fair value of the Polar note and several other note payables. This change is recorded within change in the fair value of note payable in the consolidated statements of operations.

Change in the fair value of note payable related party was $(514,709) and $0, respectively, for the year ended December 31, 2025, and 2024.

Change in fair value of warrants

Change in the fair value of warrants was $209,916,200 and $0, respectively, for the year ended December 31, 2025, and 2024. In connection with the closing of Business Combination, the Company assumed 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate 11,500,000 shares of New XCF common stock at $11.50 and 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate 6,400,000 shares of New XCF common stock at $11.50. The total value of the liability associated with the Public Warrants and Private Warrants was $121,900,000 and $88, 768,000, measured at fair value at the Closing Date. The company has recognized a gain of $209,916,200 with the revaluation of these warrants.

Loss on issuance of debt

Loss on issuance of debt was $138,000 and $0, respectively, for the year ended December 31, 2025, and 2024.

Loss on issuance of debt to related party

Loss on issuance of debt to related party was $40,531,000 and $0, respectively, for the year ended December 31, 2025, and 2024. The loss was recorded on a promissory note issued to GL which has been converted to shares of Class A common stock

ELOC commitment fees

ELOC commitment fees were $7,400,000 and $0, respectively, for the year ended December 31, 2025, and 2024. The expenses are paid for commitment fees in connection with the ELOC Agreement with Helena for $50,000,000.

Unrealized and Realized loss on derivative asset

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the those remaining Advanced Shares. The Company remeasured the derivate asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the consolidated statements of operations. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended December 31, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the consolidated statement of operations. As of December 31, 2025, the fair value of the derivative asset is $0.

Interest income (expense), net

We incurred $(9,155,274) and $(2,930,889) of interest income (expense), net for the year ended December 31, 2025, and 2024, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the year ended December 31, 2025, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the year ended December 31, 2024, resulting in additional interest expense being incurred during the period.

Critical Accounting Estimates and Policies

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

Inventory

Inventory valuation requires management to make significant judgments and estimates regarding future demand, selling prices, product obsolescence, and costs to sell inventory. These estimates are derived from historical results, current sales trends, forecasted demand, and anticipated market conditions. Management reviews inventory balances periodically and records valuation allowances when inventory carrying amounts exceed estimated net realizable value. Once recorded, inventory write-downs establish a new cost basis and are not subsequently reversed.

As of December 31, 2025, the Company reported finished goods inventory of $337,971, net of reserves, and recorded inventory reserves of $49,277, primarily related to finished goods. The Company did not hold any inventory as of December 31, 2024. Inventory balances and related reserves may fluctuate in future periods as the Company expands operations and responds to changes in demand and market conditions.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the year ended December 31, 2024, no triggering events were identified that would require a quantitative assessment. During the periods ended December 31, 2025, and December 31, 2024, no impairment expense was recognized.

Income Taxes

The Company’s accounting for income taxes is considered a critical accounting policy due to the significant judgment required in evaluating deferred tax assets, determining the need for valuation allowances, and estimating liabilities for uncertain tax positions. Deferred tax assets are recognized for temporary differences and tax attributes to the extent management believes it is more likely than not that such assets will be realized.

Management regularly assesses the realizability of deferred tax assets by evaluating historical and projected taxable income, the timing of future reversals of temporary differences, and available tax planning strategies. Based on this assessment, valuation allowances are recorded or adjusted as necessary. The Company also evaluates tax positions taken in filed tax returns and records reserves for uncertain tax positions when it is not more likely than not that the position will be sustained upon examination. Changes in facts, circumstances, or assumptions underlying these judgments could materially impact the Company’s income tax expense, effective tax rate, and deferred tax balances in future periods.

Construction in progress (“CIP”)

We incur costs related to the development and construction of our projects. Development costs are expensed as incurred. Once management concludes that construction of a project is probable and sufficient development milestones have been achieved, certain directly attributable costs are capitalized as construction in progress and depreciated over the useful life of the related asset once placed into service.

Determining whether a project has reached the point at which construction is considered probable requires significant judgment and depends on factors such as regulatory approvals, financing availability, project economics, and management’s intent and ability to proceed. If management’s judgments regarding project viability change, capitalized costs could be written off, which could have a material adverse effect on our financial results.

New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt-Debt with Conversion and Other Options (Subtopic 470-20). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its disclosures in its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03 (“ASU 2025-03”), Business Combinations (Topic 805) and Consolidation (Topic 810), which enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this Update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendment should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the ASU 2025-03 as of January 1, 2025. The adoption of ASU 2025-03 did not have a material impact on its consolidated financial statements as of December 31, 2025.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 as of January 1, 2025. The adoption did not have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of December 31, 2025, we had a working capital deficit of $221,365,831 (current assets of $27,648,607, less current liabilities of $249,014,438 These conditions raise substantial doubt about our ability to continue as a going concern.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant capital to sustain operations and significant investments to execute its long-term business plan. Additionally, the Company anticipates incurring significant expense in connection with negotiating the Potential Transaction among the Company, DEVS, Southern and EEME, as well as integrating and operating the combined companies should the Potential Transaction be consummated, of which there can be no assurances. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain debt or equity financing, especially if the Company experiences downturns, delays in production, or other operating disruptions in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from operations. In addition, the Company’s business plan anticipates that we will grow our business through a combination of acquiring and constructing new production facilities and converting existing production facilities that we acquire to SAF production, all of which is anticipated to require us to raise capital, of which there can be no assurances, and may require that we incur debt, assume contingent liabilities or amortize expenses related to intangible assets, any of which could harm our business

Such additional debt or equity financing may not be available to the Company on favorable terms, if at all. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our Class A common stock. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or paying dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.

Current cash and cash equivalents as of December 31, 2025, excluding restricted cash, totaled $154,937. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) and its affiliates to fund its operations. Pursuant to the Term Sheet in the Proposed Transaction described above with EEME, Southern, and DEVS, EEME, an affiliate of GL Part SPV I, LLC and GL Part PV II, LLC, has committed to invest $10,000,000 in the Company. As of March 30, 2026, the Company has issued 69,000,000 shares of Common Stock to EEME Energy for approximately $6,900,000. While the Company anticipates receiving the balance of such funds during the week of March 31, 2026, there can be no assurances in this regard. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. We do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

As of December 31, 2025 and 2024, we had $159,232 and $413,006 in cash, respectively. We are actively managing current cash flows until such time that we are profitable. The table below presents our cash flows during the years ended December 31, 2025 and 2024, respectively:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(17,857,747)	$(11,137,519)
Net cash used in investing activities	(1,563,317)	(28,918,084)
Net cash provided by financing activities	19,167,290	40,292,009
Net increase (decrease) in cash and cash equivalents	$(253,774)	$236,406

During the years ended December 31, 2025 and 2024, cash used in operations was $17,857,747 and $11,137,519, respectively. The use of cash in all periods primarily resulted from our net losses adjusted for non-cash items and changes in operating assets and liabilities.

During the fiscal years ended December 31, 2025 and 2024, cash used in investing was $1,563,317 and $28,918,084, respectively. This primarily consisted of purchases of property and equipment.

During the years ended December 31, 2025 and 2024, cash provided by financing was $19,167,290 and $40,292,009, respectively. The net cash provided by financing activities for the year ended December 31, 2025, was primarily from proceeds from related party note payable and proceeds from borrowing.

Additional details of our financing activities for the periods reflected in this report as well as certain information on our outstanding shares is provided below:

Financings

We have funded our business to date primarily from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, from sales of renewable fuel and from loans from related parties.

On February 14, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which $1,210,383 of principal amount of prior loans were consolidated into one convertible promissory note issued by Legacy XCF in an equivalent principal amount, interest rate and conversion terms. GL subsequently exercised its right to convert the $1,210,383 of principal and $9,487 in accrued interest into 1,219,870 shares of Legacy XCF common stock. At the closing of the Business Combination, the 1,219,870 Legacy XCF common stock issued to GL were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 1,219,870 Legacy XCF shares converted into 837,164 shares of XCF Class A common stock upon closing.

On February 26, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL a convertible promissory note in principal amount of $600,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $1 per share. GL subsequently exercised its right to convert the $600,000 of principal and $164 in accrued interest into 600,164 shares of Legacy XCF common stock. At the closing of the Business Combination, the 600,164 Legacy XCF common stock issued to GL was automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 600,164 Legacy XCF shares converted into 411,876 shares of XCF Class A common stock upon closing.

During Q4 2024, Legacy XCF entered into four note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, four promissory notes in principal amounts of $2,000,000, $1,000,000, $1,090,000, and $250,000. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 5,000,000 shares, 2,500,000 shares, 2,725,000 shares, and 625,000 shares of Legacy XCF common stock, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes. At the closing of the Business Combination, the 5,000,000 shares, 2,500,000 shares, 2,725,000 shares and 625,000 shares, totaling 10,350,000 of Legacy XCF common stock issued to GL were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 10,350,000 Legacy XCF shares converted into 7,102,924 shares of XCF Class A common stock upon closing.

On January 14, 2025, Legacy XCF entered into two note purchase agreements pursuant to which GL agreed to purchase, and XCF agreed to sell and issue to GL, two promissory notes in principal amounts of $200,000 and $138,333. The unsecured convertible notes provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. GL subsequently exercised its right to convert the principal amounts of each note into 500,000 shares and 345,833 shares, respectively, for each principal amount noted above. No interest was accrued on the principal amounts of the notes. At the closing of the Business Combination, the 500,000 and 345,833 shares, totaling 845,833 of Legacy XCF common stock issued to GL were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 845,833 Legacy XCF shares converted into 580,472 shares of XCF Class A common stock upon closing.

On January 14, 2025, Legacy XCF entered into a note purchase agreement with Sky MD, LLC (“Sky MD”) to which Sky MD agreed to purchase, and XCF agreed to sell and issue to Sky MD, a promissory note in principal amount of $138,333. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. Sky MD subsequently exercised its right to convert the principal amount of the note into 345,833 shares. No interest was accrued on the principal amount of the notes. At the closing of the Business Combination, the 345,833 of Legacy XCF common stock issued to Sky MD were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 345,833 Legacy XCF shares converted into 237,336 shares of XCF Class A common stock upon closing.

On January 14, 2025, Legacy XCF entered into a note purchase agreement with Focus Impact Partners, LLC (“Focus Impact Partners”) pursuant to which Focus Impact Partners agreed to purchase, and Legacy XCF agreed to sell and issue to Focus Impact Partners, a promissory note in principal amount of $150,000. The unsecured, convertible note provided for an interest rate of 10% per annum, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. Focus Impact Partners subsequently exercised its right to convert the principal amount of the note into 375,000 shares. No interest was accrued on the principal amount of the note.

At the closing of the Business Combination, the 375,000 shares of Legacy XCF common stock issued to Focus Impact Partners were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 375,000 Legacy XCF shares converted into 257,352 shares of XCF Class A common stock upon closing.

On January 31, 2025, Legacy XCF and Innovativ Media Group, Inc. entered into a promissory note for $500,000. The promissory note bears interest of $100,000, payable on the earliest of March 31, 2025, unless extended by mutual written consent of XCF and Innovativ Media Group, Inc., or upon an event of default. In connection with the issuance of the promissory note, Legacy XCF issued 250,000 shares of its common stock to Innovativ Media Group, Inc. At the closing of the Business Combination, the 250,000 shares of Legacy XCF common stock issued to Innovativ were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 250,000 Legacy XCF shares converted into 171,568 shares of XCF Class A common stock upon closing.

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

On February 13, 2025, Legacy XCF and GL entered into a promissory note (the “February 2025 Promissory Note”) for the gross principal amount of $1,200,000 with net proceeds from the note equal to $1,000,000. The February 2025 Promissory Note bears interest of $200,000, is unsecured, and, under its initial terms, payment of the February 2025 Promissory Note was due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to XCF, unless extended in writing by mutual consent of XCF and GL or (ii) an event of default (as specified in the February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. In connection with the issuance of the February 2025 Promissory Note, Legacy XCF issued 200,000 shares of its common stock to GL. At the closing of the Business Combination, the 200,000 shares of Legacy XCF common stock issued to Innovativ were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 200,000 Legacy XCF shares converted into 137,255 shares of XCF Class A common stock upon closing.

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

On April 17, 2025, Legacy XCF and GL entered into a promissory note (the “April 2025 Promissory Note”) for the gross principal amount of $2,500,000. The April 2025 Promissory Note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of XCF entering into a Qualified Financing Event and receiving proceeds therefrom unless extended in writing by mutual consent of XCF and GL, or (ii) an event of default (as specified in the April 2025 Promissory Note), if such note is then declared due and payable in writing by GL. A “Qualified Financing Event” under the April 2025 Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000, and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), XCF maintains a minimum cash balance of at least $3,000,000 in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by GL and XCF. In connection with the issuance of the April 2025 Promissory Note, Legacy XCF issued 5,000,000 shares of its common stock to Innovativ based on assignment from GL. At the closing of the Business Combination, the 5,000,000 shares of Legacy XCF common stock issued to Innovativ were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 5,000,000 Legacy XCF shares converted into 3,431,364 shares of XCF Class A common stock upon closing.

Narrow Road Capital Note

On May 1, 2025, Legacy XCF and Narrow Road Capital, Ltd. entered into a promissory note (the “Narrow Road Note”) for the gross principal amount of $700,000. The Narrow Road Note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Narrow Road Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Narrow Road Note, the holder has the right, but not the obligation, to elect to receive up to 280,000 shares of common stock of the Legacy XCF, at any time on or before the earlier of (x) the repayment of the Narrow Road Note in full, or (ii) six (6) months from issuance of the Narrow Road Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of the Business Combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of Legacy XCF in connection with the Business Combination closing. Narrow Road elected to receive 500 shares on May 30, 2025. On September 10, 2025 Narrow Road elected the right to receive the remaining outstanding 279,500 shares associated with the note which were convertible into 191,813 shares of XCF Class A common stock.

Cribb Note

On May 14, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note (the “Cribb Note”) for the gross principal amount of $250,000. The Cribb Note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the Cribb Note), if such note is then declared due and payable in writing by the holder. In connection with the issuance of the Cribb Note, the holder has the right, but not the obligation, to elect to receive up to 100,000 shares of common stock of the Company, at any time on or before the earlier of (x) the repayment of the Cribb Note in full, or (ii) six (6) months from issuance of the Cribb Note. This right lapses automatically if not exercised by such date. If such share issuance occurs after the closing of the Business Combination transaction with Focus Impact, the shares to be issued will be calculated based on the finalized conversion ratio applicable to shares of Legacy XCF in connection with the Business Combination closing. Gregory Segars Cribb elected to receive 500 shares on May 30, 2025. On September 10, 2025 Gregory Segars Cribb elected the right to receive the remaining outstanding 99,500 shares associated with the note were convertible into 68,214 shares of XCF Class A common stock.

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

At the closing of the Business Combination, the 2,840,000 shares of Legacy XCF common stock issued to Mr. Soule were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 2,840,000 Legacy XCF shares converted into 1,949,015 shares of XCF Class A common stock upon closing.

On July 10, 2025, XCF and Helena entered into Amendment No. 1 to the Helena Note (“Helena Amendment No. 1”). Pursuant to Helena Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, XCF and Soule waived Helena’s obligation to return certain shares of the Company’s Class A common stock pursuant to Section 11.2 of the original Helena Note .. XCF and Mr. Soule agreed to amend the Share Issuance Agreement. Under the terms of the amendment, Mr. Soule has agreed to return to XCF for cancellation of certain shares that had been issued to him pursuant to the Shares Issuance Agreement.

EEME Energy

On July 29, 2025, XCF and EEME Energy entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of the Company’s Class A common stock as it relates to the arrangement fee and 200,000 of the Company’s Class A common stock as it relates to the advisory fee. EEME Energy has elected to convert in aggregate $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of common stock of XCF.

On November 17, 2025, the Company and EEME Energy consummated a subsequent closing and issued a Note in the aggregate principal amount of $1.2 million to EEME Energy. Also on November 17, 2025, EEME Energy elected to convert the entire outstanding principal of $1,200,000 and the interest payment conversion amount of $159,600 into Company’s Common stock and assigned the shares to a third-party (Innovativ Media Group, Inc.). The conversion price was approximately $0.64 per share (5% discount to the 5-day variable weighted average price of $0.67), resulting in the issuance of 2,131,823 shares of Common stock.

On November 21, 2025, the Company issued 950,000 shares of Class A Common stock to EEME Energy as settlement for the arrangement fee and advisory fee in connection with the Note Purchase Agreement.

As of March 31, 2026, in connection with the Proposed Transaction described above and pursuant to the Term Sheet, the Company has issued 69,000,000 shares of Common Stock to EEME Energy for approximately $6,900,000.

Cohen & Company Securities Note

On July 7, 2025, Cohen & Company Securities, LLC (“CCS”) converted previously accrued $5,500,000 of success fees into a promissory note (the “CCS Note”). The CCS Note bears interest of 10% per annum compounded monthly, is unsecured, and is due December 31, 2026 (“Maturity Date”). Commencing on June 30, 2025, interest is payable in kind or cash at the election of the Company by accruing such interest in arrears on the last day of each month. Beginning on September 6, 2025, and on each month thereafter until Maturity Date, the Company shall pay $343,750 (each such payment, an “Amortization Payment”) to CCS. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payments or any interest due and payable on the Maturity Date in Class A common stock. At the issuance date, the Company determined a fair value of $4,796,223 for the CCS Note. For the year ended December 31, 2025, and 2024, the Company recognized a gain of $279,334 and $0, respectively, in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of December 31, 2025 the fair value of the CCS Note was $5,220,666.

Skyfall Capital and YBR Advisors

On October 22, 2025, the Company entered into two promissory notes, one with Skyfall Capital Ltd. and another with YBR Advisors Inc. Each note is in the principal amount of $560,000, for an aggregate principal amount of $1,120,000 (collectively, the “Notes”). Each note includes an original issue discount of $60,000 resulting in net proceeds of $500,000 for each note (or $1,000,000 in the aggregate). The Notes bear no interest except upon an event of default, at which point interest accrues at 12% per annum on overdue amounts. The Notes mature three months from disbursement of the loan proceeds and are now in default. Disbursement is conditioned upon the filing of a registration statement with the Securities and Exchange Commission registering shares of the Company’s common stock issuable under the Purchase Agreement dated May 30, 2025, with Helena Global Investment Opportunities 1 Ltd. The Company is required to apply 50% of net proceeds from sales of common stock under the Purchase Agreement to repay the Notes on a pro rata basis. The Notes also contain mandatory prepayment provisions requiring immediate repayment using proceeds from any debt issuances other than permitted debt. For the year ended December 31, 2025, and 2024 the Company recognized a gain of $2,128 and $0 respectively, in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of December 31, 2025 the fair value of the notes was $1,080,131.

Encore DEC, LLC Payable Settlement

On November 19, 2025, the Company, New Rise, a subsidiary of the Company, and Encore entered into a payable acknowledgement and settlement agreement (the “Encore Agreement”), pursuant to which $28,000,000 of the then outstanding accounts payable due to Encore will be settled through the issuance of shares of the Company’s Class A Common Stock. Encore provides EPC services to the Company. Encore is 100% owned by Randy Soule, the second largest shareholder of the Company, and has provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services to New Rise Reno.

Under the Encore Agreement, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 36,779,193 shares of Class A Common Stock have been issued to Encore. Immediately after the conversion, Randall Soule beneficially owns approximately 53.6% of the Company’s outstanding Class A Common Stock inclusive of shares held directly, and indirectly through RESC Renewables Holdings and Encore DEC, LLC. As a result, Ms. Soule may be deemed to have beneficial ownership of such shares and may be able to exert significant influence over matters submitted to the Company’s stockholders.

GL Part SPV I, LLC

Loan Acknowledgement and Conversion Agreement

On November 19, 2025, the Company, New Rise Reno and GL entered into a loan acknowledgement and conversion agreement (the “GL Loan Agreement”) whereby GL has the right to convert $2,350,000 of the then outstanding loan payable to GL into shares of the Company’s Class A Common Stock. GL is an existing shareholder of the Company and previously provided debt and loan financing to the Company and its subsidiaries. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Loan Agreement, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 3,086,825 shares of Class A Common Stock have been issued to GL.

GL Amendment No. 1 to Form of Promissory Note

On November 19, 2025, the Company, XCF Global Capital, Inc. and GL entered into an amendment to the form of promissory note dated April 17, 2025 (the “GL Amendment No. 1”) whereby GL has the right to convert $2,500,000 of the then outstanding principal amount and $300,000 of interest due to GL into shares of the Company’s Class A Common Stock. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Amendment No. 1, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 3,677,919 shares of Class A Common Stock have been issued to GL.

GL Amendment No. 2 to Form of Promissory Note

On November 19, 2025, the Company, XCF Global Capital, Inc. and GL entered into an amendment to the form of promissory note dated February 13, 2025 (the “GL Amendment No. 2”) whereby GL has the right to convert $1,200,000 of the then outstanding principal amount and $240,000 of interest due to GL into shares of the Company’s Class A Common Stock. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Amendment No. 2, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 1,891,501 shares of Class A Common Stock have been issued to GL.

Immediately after the conversions pursuant to the GL Loan Agreement, the GL Amendment No. 1 and the GL Amendment No. 2, GL Part SPV I, LLC will be deemed to beneficially own through itself, GL Part SPV II, LLC and EEME Energy SPV I, LLC, approximately 19.9% of the Company’s outstanding Class A Common Stock.

GL Part SPV I, LLC, is an entity affiliated with Majique Ladnier. Ms. Ladnier is the sole member of GL Part SPV I, LLC and is also the sole member of two existing Company shareholders, GL Part SPV II, LLC and EEME Energy SPV I, LLC. On a pro forma basis, after giving effect to the total shares that will be issuable at the time of conversion and the Proposed Transaction, GL Part SPV I, LLC, GL Part SPV II, LLC and EEME Energy collectively hold 109,941,520 shares of the Company’s Class A Common Stock, representing approximately 37.3% of the Company’s issued and outstanding shares of Class A Common Stock as of the date of this filing. As a result, Ms. Ladnier may be deemed to have beneficial ownership of such shares and may be able to exert significant influence over matters submitted to the Company’s stockholders.

Contractual Obligations

The Company has a long-term financial liability of $132,806,188 related to a real estate lease arrangement. There are no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities.

Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guarantee contracts, contingent interests in assets transferred to unconsolidated entities, derivative financial obligations, or with respect to any obligations under a variable interest equity arrangement.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities.

EEME Energy; Proposed Transaction

On January 26, 2026, XCF, entered into the term sheet with Southern, DEVS, and EEME, which sets forth the principal terms and conditions of the Proposed Transaction. Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of XCF, with Southern and DEVS surviving, and their respective stockholders receiving shares of Common Stock of XCF, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF.

In connection with and to support the Proposed Transaction and subject to the terms and conditions set forth in the Term Sheet, XCF agreed to invest $10,000,000 to convert and build out its New Rise Reno facility for the Plant Conversion, to be funded through the sale by XCF to EEME of $10 million of Common Stock; provided that in no event shall XCF issue to EEME, nor shall EEME (i) acquire more than 41,639,170 shares of XCF’s common stock pursuant to this Term Sheet or (ii) acquire or to otherwise become, directly or indirectly, a “beneficial owner” (within the meaning of Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) of a number of shares of Common Stock in excess of 19.99% of the issued and outstanding shares of Common Stock as of the date hereof until such time as XCF has obtained stockholder approval for such issuance (the “Share Cap”), which XCF obtained on March 6, 2026. Subsequent to the execution of the Term Sheet, EEME has purchased 69,000,000 shares of Common Stock for $6,900,000. The issuance and sale to EEME of the remaining 50,500,000 shares of Common Stock is expected to be consummated periodically. EEME is expected to have customary demand and piggy-back registration rights and will not be subject to any lock-up or other transfer restrictions (other than as imposed by applicable securities laws or underwriters.) EEME’s obligation to acquire such shares is independent of the remainder of the proposed Transaction contemplated by the Term Sheet.

As of March 30, 2026, in connection with the Proposed Transaction described above, the Company has issued 69,000,000 shares of Common Stock to EEME Energy for approximately $6,900,000.

EEME Energy is an entity affiliated with Majique Ladnier. Ms. Ladnier is the sole member of EEME Energy SPV I, LLC and is also the sole member of two of our existing stockholders, GL Part SPV I, LLC and GL Part SPV II, LLC (together, the “GL Entities”). Immediately after the conversions pursuant to the GL Loan Agreement, the GL Amendment No. 1 and the GL Amendment No. 2, GL Part SPV I, LLC, will be deemed to beneficially own through itself, GL Part SPV II, LLC and EEME Energy SPV I, LLC, approximately 37.3% of the Company’s outstanding Class A Common Stock or approximately 109,941,520 shares as of the date of this filing.

A definitive agreement on the Proposed Transaction has not been reached as of the time of the filing of this Form 10-K and there can be no assurances in this regard, as discussed above under “Risk Factors”.

Randy Soule; RESC Renewables Holdings LLC; Encore DEC, LLC

New Rise Acquisitions

On December 8, 2023, Legacy XCF entered into the New Rise Renewables MIPA with RESC Renewables to acquire all of the issued and outstanding membership interests of New Rise Renewables for an aggregate purchase price of $1,100,000,000 less acquired liabilities, comprised of incurred indebtedness, of $112,580,000. Consideration for the purchase was paid at closing of the Acquisitions by delivery of a convertible promissory note (the “New Rise Convertible Note”) in principal amount of $100,000,000 and issuance of 88,750,000 shares of Legacy XCF common stock. The New Rise Convertible Note was non-interest bearing and had a maturity date of twelve months after the date the note was issued in connection with the closing of the Acquisition. Once issued, the New Rise Convertible Note can be converted into shares of Legacy XCF common stock based on the outstanding principal, divided by the conversion price. The New Rise Renewables MIPA provides that the conversion price will be equal to the average price of the shares of common stock for the 10 days prior to and 10 days subsequent to the notice of conversion. However, in connection with the execution of a Company Support Agreement by RESC and Randy Soule subsequent to December 31, 2023, it was agreed that the conversion price would be set at $10 per share when the New Rise Convertible Note is issued.

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

During Q4 2024, Legacy XCF issued three convertible notes to GL Part SPV I, LLC in the amounts of $1,000,000, $1,090,000, and $250,000. Proceeds from the convertible notes were utilized to purchase preferred membership units of New Rise SAF Renewables in the amounts of 100,000 preferred membership units, 109,000 preferred membership units, and 25,000 preferred membership units, respectively. On January 14, 2025, Legacy XCF issued one convertible note to GL Part SPV I, LLC for $200,000. Proceeds from the convertible note were utilized to purchase preferred membership units of New Rise SAF Renewables in the amount of 20,000 preferred membership units. The preferred membership units had preferential treatment upon a liquidation event before any amounts are paid to the common membership units and receive five times the amount contributed as capital. As a result, the total contributed capital of $2,540,000 was netted against the purchase price of New Rise SAF by $12,700,000 upon closing. The transaction closed on January 23, 2025. At closing, Randy Soule was issued 15,036,170 shares of Legacy XCF common stock in exchange for his membership units, and GL was issued 3,693,830 shares of Legacy XCF common stock in exchange for its membership units and after consideration of its five times liquidation preference.

At the closing of the Business Combination, the 15,036,170 shares of Legacy XCF common stock issued to Randy Soule and the 3,693,830 shares of Legacy XCF common stock issued to GL were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627.

On February 19, 2025, Legacy XCF completed the acquisition of New Rise Renewables subject to additional post-closing conditions. On February 19, 2025, the aggregate purchase price of $1.1 billion was reduced by $118,700,000, which represented principal and interest on New Rise Renewable’s outstanding debt obligations to a financial institution and two notes payable to Legacy XCF. As a result, RESC was issued 88,126,200 shares of Legacy XCF common stock in exchange for its membership units. In connection with a consulting agreement between RESC and GL, GL was entitled to receive 4,406,310 shares of the Legacy XCF common stock issued to RESC. In addition, pursuant to the New Rise Renewables MIPA, Legacy XCF issued a convertible promissory note to RESC in principal amount of $100,000,000, of which $51,746,680 in principal amount was subsequently assigned from RESC to Encore DEC, LLC, an entity 100% owned by Randy Soule, which was subsequently cancelled on May 30, 2025. The entire principal amount of the promissory note was held by RESC prior to Business Combination.

On May 30, 2025, the aggregate purchase price was updated to reflect actual New Rise liabilities of $126,700,000 compared to $118,700,000 in connection with the initial closing on February 19, 2025. As a result, the total shares issued in connection with the acquisition were adjusted to be 87,331,951 of Legacy XCF common stock, of which RESC received 82,965,533 and GL received 4,366,598 shares of Legacy XCF common stock.

At the closing of the Business Combination the 82,965,533 shares of Legacy XCF common stock issued to RESC and the 4,366,598 shares of Legacy XCF common stock issued to GL were automatically converted into shares of XCF common stock at an exchange ratio of approximately 0.68627. The 82,965,533 Legacy XCF shares converted into 56,936,990 shares of XCF common stock and the 4,366,598 shares converted into 2,996,678 shares of XCF common stock upon closing.

Encore DEC, LLC Payable Settlement

On November 19, 2025, the Company, New Rise Reno, a subsidiary of the Company, and Encore entered into the Encore Agreement, pursuant to which $28,000,000 of the then outstanding accounts payable due to Encore will be settled through the issuance of shares of the Company’s Class A Common Stock. Encore provides EPC services to the Company. Encore is 100% owned by Randy Soule, the majority shareholder of the Company, and has provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services to New Rise Reno.

Under the Encore Agreement, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 36,779,193 shares of Class A Common Stock have been issued to Encore. Immediately after the conversion, Randall Soule will beneficially own approximately 53.6% of the Company’s outstanding Class A Common Stock inclusive of shares held directly, and indirectly through RESC Renewables Holdings and Encore DEC, LLC.

Encore DEC, LLC Company Support Agreement

On November 24, 2025, the Company and Encore entered into a Company Support Agreement (the “Encore Company Support Agreement”), pursuant to which, Encore agreed not to transfer, sell, hedge, pledge, or otherwise dispose of 35% of Encore’s 36,779,193 beneficially owned shares of Class A Common Stock of the Company (12,872,718 shares) until the earlier to occur of (a) the date the Company waives the Encore Company Support Agreement and (b) six months from the date in which the registration statement registering the resale of Encore’s shares became effective under the Securities Act of 1933, as amended. That registration statement became effective on December 2, 2025.

Helena Note and Share Issuance

On May 30, 2025, NewCo, Legacy XCF and Randy Soule, in his individual capacity as a shareholder of Legacy XCF (“Soule”), entered into the Helena Note with Helena for gross principal amount of $2,000,000. In connection with the issuance of the Helena Note, Randy Soule agreed to transfer 2,840,000 shares of his Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that equaled to 2,000,000 shares of our common stock at the closing of the Business Combination (the “Advanced Shares”). Pursuant thereto, upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from us and (ii) aggregate net proceeds from the sale of Advanced Shares, our payment obligations for principal and interest under the Helena Note will have been satisfied and Helena would have been obligated to return any remaining Advanced Shares to Randall Soule. At the same time, Legacy XCF and Mr. Soule entered into a letter agreement (the “Soule Agreement”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 shares of Legacy XCF common stock in consideration for Mr. Soule’s transfer of an equal number of shares to Helena. However, on July 10, 2025, XCF, Mr. Soule and Helena entered into Helena Amendment No. 1. Pursuant to Helena Amendment No. 1, in exchange for a cash payment from Helena to XCF of $2,249,771.14, XCF and Mr. Soule waived Helena’s obligation to return certain shares pursuant to the terms of the original Helena Note. Also on July 10, 2025, XCF and Mr. Soule agreed to amend the original Soule Agreement, with Mr. Soule agreeing agreed to return to XCF for cancellation certain shares of our common stock issued to him pursuant to the original Soule Agreement.

GL Part SPV I, LLC

Convertible Promissory Notes

During 2023, GL, a Legacy XCF stockholder and current holder of shares of our common stock, agreed to loan $202,383 to Legacy XCF for operating capital. From January 1, 2024 to February 14, 2024, GL loaned an additional $1,008,000 to Legacy XCF. The loans made pursuant to the applicable loan agreements were interest bearing at 10% per annum, unsecured, and convertible into shares of Legacy XCF common stock at a conversion price equal to $1.00 per share. On February 14, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which $1,210,383 of the aggregate principal amount under the prior loans were consolidated into one convertible promissory note issued by Legacy XCF in an equivalent principal amount, interest rate and conversion terms. GL subsequently exercised its right to convert the $1,210,383 of principal and $9,487 in accrued interest into 1,219,870 shares of Legacy XCF common stock. On February 26, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which GL agreed to purchase, and Legacy XCF agreed to sell and issue to GL, a convertible promissory note in the principal amount of $600,000. The convertible note provided for an interest rate of 10% per annum, unsecured, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price equal to $1.00 per share. GL subsequently exercised its right to convert the $600,000 of principal and $164 in accrued interest into 600,164 shares of Legacy XCF common stock. GL initially became an Legacy XCF stockholder through its purchase of 20,450,000 shares of Legacy XCF common stock for an aggregate purchase price of $20,450 pursuant to a stock purchase agreement dated September 14, 2023.

Pursuant to the transactions described above, GL owned an aggregate of 22,270,034 shares of Legacy XCF common stock.

During Q4 2024, Legacy XCF and GL entered into four convertible promissory notes for principal amounts of $2 million, $1.0 million, $1.09 million and $0.3 million. The convertible promissory notes bore interest at 10% per annum on the outstanding principal, were unsecured, and were convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. During Q4 2024, the convertible promissory notes were converted into 5,000,000 shares, 2,500,000 shares, 2,725,000 shares and 625,000 shares of Legacy XCF common stock, respectively, for the above principal amounts.

On January 14, 2025, Legacy XCF and GL entered into two convertible promissory notes for principal amounts of $0.2 million and $0.14 million. The convertible promissory notes bore interest at 10% per annum on the outstanding principal, were unsecured, and were convertible into shares of Legacy XCF common stock at a conversion price of $0.40 per share. On January 14, 2025, the convertible promissory notes were converted into 500,000 shares and 345,833 shares, respectively, for the above principal amounts.

After conversion of the promissory notes described above, GL owned an aggregate of 33,965,867 shares of Legacy XCF common stock.

On February 13, 2025, Legacy XCF and GL entered into the February 2025 Promissory Note for the gross principal amount of $1.2 million with net proceeds from the note equal to $1.0 million. The February 2025 Promissory Note bears interest of $0.2 million, is unsecured, and, under its initial terms, payment of the February 2025 Promissory Note was due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to Legacy XCF, unless extended in writing by mutual consent of Legacy XCF and GL or (ii) an event of default (as specified in the February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. In connection with the issuance of the February 2025 Promissory Note, Legacy XCF issued 200,000 shares of its common stock to GL.

On April 17, 2025, Legacy XCF and GL entered into the Amended February 2025 Promissory Note whereby the payment terms of the note were amended to the earliest of (i) 10 business days from the date of XCF entering into a Qualified Financing Event and receiving proceeds therefrom, unless extended in writing by mutual consent of Legacy XCF and GL, or (ii) an event of default (as specified in the Amended February 2025 Promissory Note), if such note is then declared due and payable in writing by GL. A “Qualified Financing Event” under the Amended February 2025 Promissory Note means the closing of any transaction or series of related transactions, including without limitation any equity or debt financing, that results in gross proceeds to the company of at least $15 million, and that directly or indirectly results in the company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations, including through a refinancing, recapitalization, debt-for-equity exchange, secured loan facility, or other similar financing arrangement; provided, however, that any such event shall not be deemed a Qualified Financing Event unless, following the closing of such transaction(s), Legacy XCF maintains a minimum cash balance of at least $3 million in its primary operating bank account, and each of the foregoing conditions is fully satisfied without waiver or modification, except as may be expressly agreed to in writing by GL and Legacy XCF.

All of the Legacy XCF shares received by GL in these transactions were exchanged for shares of our common stock upon closing of the Business Combination on the same terms as other holders of Legacy XCF common stock.

Loan Acknowledgement and Conversion Agreement

On November 19, 2025, the Company, New Rise Reno and GL entered into the GL Loan Agreement whereby GL has the right to convert $2,350,000 of the then outstanding loan payable to GL into shares of the Company’s Class A Common Stock. GL is an existing shareholder of the Company and previously provided debt and loan financing to the Company and its subsidiaries. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Loan Agreement, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 3,086,825 shares of Class A Common Stock have been issued to GL.

GL Amendment No. 1 to Form of Promissory Note

On November 19, 2025, the Company, XCF Global Capital, Inc. and the GL Amendment No. 1 whereby GL has the right to convert $2,500,000 of the then outstanding principal amount and $300,000 of interest due to GL into shares of the Company’s Class A Common Stock. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Amendment No. 1, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 3,677,919 shares of Class A Common Stock have been issued to GL.

GL Amendment No. 2 to Form of Promissory Note

On November 19, 2025, the Company, XCF Global Capital, Inc. and GL entered into an amendment to the form of promissory note dated February 13, 2025 (the “GL Amendment No. 2”) whereby GL has the right to convert $1,200,000 of the then outstanding principal amount and $240,000 of interest due to GL into shares of the Company’s Class A Common Stock. Subsequent to the parties’ execution and delivery of the GL Loan Agreement, GL provided notice to the Company of its intention to exercise its conversion right.

Under the GL Amendment No. 2, the conversion price is equal to the higher of: (a) the closing price of the Company’s Class A Common Stock on the trading day immediately preceding the agreement date, and (b) the average closing price over the five (5) trading days immediately preceding the agreement date. The conversion price was determined to be $0.7613 per share and 1,891,501 shares of Class A Common Stock have been issued to GL.

Certain Litigation Involving GL’s Sole Member and a GL Related Party

Majique Ladnier is the sole member of GL Part SPV I, LLC, GL Part SPV II, LLC and EEME Energy SPV I LLC and has sole voting and investment authority over the shares of our common stock owned by those entities. Ms. Ladnier is a defendant in a pending case in the United States District Court for the Southern District of New York (FTE Networks, Inc. v. Suneet Singal; TTP8, LLC; First Capital Master Advisor, LLC; Majique Ladnier; Danish Mir; Khawaja Zargham Bin Aamer; Thomas Coleman; Innovativ Media Group, Inc.; Joseph F. Cunningham; Peter K. Ghishan; Stephen M. Goodwin; and Bruce M. Fahey). To our knowledge, no trial date has been set, and the defendants are awaiting the court’s ruling on their motion to dismiss this action. FTE Networks, Inc. (“FTE”) alleges that the defendants engaged in conduct detrimental to FTE and its shareholders, including fraud, racketeering conspiracy (RICO) and fraudulent inducement in the issuance of FTE shares to certain of the defendants. We have been informed by Ms. Ladnier that she believes the allegations against her are unfounded and is vigorously defending herself in this matter.

Ms. Ladnier’s spouse, Suneet Singal, serves as a consultant to the GL entities and was a consultant to New Rise (on behalf of the GL entities). Mr. Singal was a defendant in a case captioned Securities and Exchange Commission v. Suneet Singal, First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors LP, and First Capital Real Estate Trust Inc. The SEC’s complaint in this case, filed on December 13, 2019, alleged that Singal and his entities engaged in two separate frauds relating to two public companies, First Capital Real Estate Trust Inc. and First Capital Investment Corporation. In final judgments entered on July 23, 2021, without admitting or denying the allegations in the complaint, Mr. Singal and the other defendants consented to be enjoined from violating the anti-fraud provisions of Section 17(a) of the Securities Act of 1933 and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934. In addition, the judgments further enjoin Singal from violating the anti-fraud provisions of Sections 206(1) and 206(2) of the Investment Advisers Act of 1940, as well as Sections 36(a), 57(a) and Rule 17d-1 of the Investment Company Act of 1940. Mr. Singal and the other defendants agreed to pay a total of $3.2 million in disgorgement and $676,400 in prejudgment interest, and Mr. Singal individually also agreed to pay a civil monetary penalty of $3.2 million. Mr. Singal also consented to a bar for a period of 10 years from acting as an officer or director of a public company.

Mr. Singal is also a defendant in a pending case in the United States District Court for the Southern District of New York (FTE Networks, Inc. v. Suneet Singal; TTP8, LLC; First Capital Master Advisor, LLC; Majique Ladnier; Danish Mir; Khawaja Zargham Bin Aamer; Thomas Coleman; Innovativ Media Group, Inc.; Joseph F. Cunningham; Peter K. Ghishan; Stephen M. Goodwin; and Bruce M. Fahey). To our knowledge, no trial date has been set, and the defendants are awaiting the court’s ruling on their motion to dismiss this action. FTE alleges that the defendants engaged in conduct detrimental to FTE and its shareholders, including fraud, racketeering conspiracy (RICO) and fraudulent inducement in the issuance of FTE shares to certain of the defendants. We have been informed by Mr. Singal that he believes the allegations against him are unfounded and is vigorously defending himself in this matter.

Mr. Singal is also a defendant in a case in the United States District Court for the Eastern District of California. The complaint in the case alleged that Mr. Singal engaged in a scheme to make false representations in 2017 in order to induce financing companies to provide funds to certain companies in the form of merchant cash advances, which alleged false representations involved Mr. Singal purportedly claiming that he was the owner of a company that operated a chain of fast-food franchises when he did not, in fact, own that company. A jury trial with respect to this case was held in June 2025 and the jury returned a verdict of guilty on wire fraud and mail fraud counts. We understand that Mr. Singal has filed post-trial motions to set aside the verdict or seek a new trial.

New Rise Acquisitions - Additional Share Acquisitions

GL also acquired additional shares of Legacy XCF common stock in connection with the closing of the New Rise Acquisitions. Upon the closing of the transactions contemplated by the New Rise Renewables MIPA, pursuant to an agreement between RESC and GL, GL received 4,435,000 shares of Legacy XCF common stock. Upon the closing of the transactions contemplated by the New Rise SAF Renewables MIPA, pursuant to the terms of the New Rise SAF Renewables MIPA, GL received 3,693,830 shares of Legacy XCF common stock.

Fort Myers and Wilson Transactions - Additional Share Acquisitions

GL also had an indirect ownership interest in additional shares of Legacy XCF common stock through its ownership interest in Southeast Renewables, LLC (“Southeast Renewables”), which were issued shares of Legacy XCF common stock in connection with XCF’s acquisitions of certain assets from Southeast Renewables and Good Steward Biofuels FL, LLC (“Good Steward”).

On October 31, 2023, XCF entered into an asset purchase agreement with Southeast Renewables to acquire certain assets related to its Wilson, NC biodiesel plant for an aggregate purchase price of $100 million. Legacy XCF issued Southeast Renewables 7,700,000 shares of XCF at an agreed conversion price of $10 per share ($77 million) and issued a convertible promissory note in principal amount of $23 million, with a maturity date of October 31, 2024. The Southeast Renewables Convertible Note accrues interest at the per annum rate of 8%. The Southeast Renewables Convertible Note can be converted into shares of Legacy XCF common stock based on the outstanding principal and interest, divided by the conversion price. The conversion price prior to a change of control is $10, and subsequent to a change of control is equal to the volume weighted average price of the shares of common stock for the 20 days prior to the notice of conversion.

In addition, on October 31, 2023, Legacy XCF entered into an asset purchase agreement with Good Steward to acquire certain assets related to its Fort Myers, FL biodiesel plant. Legacy XCF issued Southeast Renewables, the parent company of Good Steward, 9,800,000 shares of Legacy XCF common stock as partial consideration for the purchase, and also assumed certain liabilities, including a $356,426 loan made by GL to Southeast Renewables.

On December 29, 2023, Southeast Renewables exercised its right to convert the Southeast Renewables Convertible Note principal balance of $23 million plus accrued interest of $297,425 into 2,329,743 shares of Legacy XCF common stock.

GL was a shareholder of Legacy XCF and held membership interests in Southeast Renewables. It is our understanding that Southeast Renewables distributed some or all of the shares of Legacy XCF common stock received in these transactions, and when that distribution was completed, GL is believed to have received 6,373,796 shares of Legacy XCF common stock from such distribution.

All of the Legacy XCF shares received by GL in these transactions were exchanged for shares of our common stock upon closing of the Business Combination on the same terms as other holders of Legacy XCF common stock.

EEME Energy SPV I LLC Convertible Note Purchase Agreement

On June 29, 2025, XCF and EEME Energy entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which we agreed to issue and sell up to $7.5 million in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, we also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of our common stock as it relates to an arrangement fee and 200,000 of our common stock as it relates to an advisory fee.

In connection with our issuance of the notes to EEME Energy, we will pay to EEME Energy upfront interest equal to 13.3% of the principal amount of the applicable notes. In lieu of our having any obligation to make cash interest payments under such notes, we and EEME Energy agreed to settle the interest payment through a share conversion pursuant to which we are obligated to issue shares of our common stock (the “Interest Payment Conversion Shares”) calculated by dividing (x) the amount of interest that would otherwise be due and payable on the applicable notes at such notes’ maturity date (calculated as 13.3% of the principal amount of the applicable note) by (y) the applicable conversion price.

EEME Energy is an entity affiliated with Majique Ladnier. Ms. Ladnier is the sole member of EEME Energy SPV I, LLC and is also the sole member of the GL Entities. Immediately after the conversions pursuant to the GL Loan Agreement, the GL Amendment No. 1 and the GL Amendment No. 2, GL Part SPV I, LLC will be deemed to beneficially own through itself, GL Part SPV II, LLC and EEME Energy SPV I, LLC, approximately 19.9% of the Company’s outstanding Class A Common Stock excluding any stock issued through the Proposed Transaction mentioned above.

Consulting Agreement with Focus Impact Partners

On February 19, 2025, Legacy XCF and Focus Impact Partners, LLC (“Focus Impact Partners”) entered into a strategic consulting agreement (the “Consulting Agreement”), pursuant to which Focus Impact Partners will provide Legacy XCF (and, XCF following completion of the Business Combination) with certain consulting services. Under the terms of the Consulting Agreement, Focus Impact Partners will receive an annual consulting fee of $1,500,000, which will be payable in monthly installments of $125,000 starting with an initial payment on or prior to March 31, 2025 (pro-rated from February 19, 2025 through and including March 31, 2025). In addition to the annual fee, the Consulting Agreement also provides that Focus Impact Partners is entitled to an additional consulting fee in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction for which Focus Impact Partners provides consulting services, the amount and terms of which will be subject to mutual agreement between the company and Focus Impact Partners consistent with the market practice for such consulting services.

The Consulting Agreement has a term of three years unless terminated early with at least 90 days advance notice and will be automatically extended for successive one year periods at the end of each year unless either party provide a written notice to the other party of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Consulting Agreement. If the Consulting Agreement is terminated by us without “cause,” Focus Impact Partners is entitled to be paid any and all fees that would be due and payable through the expiration of the then-current term of the Consulting Agreement as if it had not been so terminated.

Carl Stanton, and Wray Thorn, co-founders of Focus Impact Partners, are founders of Focus Impact, the Sponsor in connection with the Business Combination and served as directors of Focus Impact. Mr. Thorn currently serves as a member of our board of directors and Mr. Stanton is a board observer.

Focus Impact BHAC Sponsor, LLC Company Support Agreement

On November 24, 2025, the Company and Focus Impact BHAC Sponsor, LLC (“Focus Impact”) entered into a Company Support Agreement (the “Focus Impact Company Support Agreement”), pursuant to which, Focus Impact agreed not to transfer, sell, hedge, pledge, or otherwise dispose of 100% of its 3,306,944 beneficially owned shares of Class A Common Stock of the Company until the earlier to occur of (a) the date the Company waives the Focus Impact Company Support Agreement and (b) June 2, 2026 (six months from the date on which the Registration Statement registering the resale of Focus Impact’s shares becomes effective under the Securities Act of 1933, as amended.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide the information required by this Item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-32 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Based on an evaluation as of December 31, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

For Legacy XCF, the following material weaknesses were present at December 31, 2024 and have not been remediated as of December 31, 2025: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively, including accounting for the Business Combination and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. Our remediation plans regarding material weaknesses are addressed below.

The Company is in the process of integrating New Rise into its overall internal control framework. For New Rise, the following material weaknesses were present at December 31, 2024 and have not been remediated as of December 31, 2025; (a) lack of segregation of duties within the accounting function and and (b) inappropriate design and operation of IT general controls. As of December 31, 2025, the Company has remediated the previously reported material weakness for lack of a functioning audit committee as an Audit Committee was established subsequent to the Business Combination. The Company has also put in place a related party transaction policy and will require officers, directors and significant shareholders to certify related party relationships annually.The above material weakness did not result in a material misstatement of our consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

Remediation Activities

Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These efforts include:

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing Oracle NetSuite. We plan to utilize workflow steps to ensure all journal entries are reviewed and approved before posting to the general ledger.

●	To alleviate the lack of a formal risk assessment the Company will establish a formalized governance program and implement an appropriate risk assessment process at the board level.

●	To alleviate the material weakness that controls were not designed to ensure the financial reporting process operates effectively, the Company has hired outside consultants to assist with technical accounting and SEC reporting, and management has hired experienced accounting and finance personnel to strengthen the internal accounting function.

●	To alleviate the material weakness related to IT general controls, the Company is in the process of implementing Oracle NetSuite. The Company will also design and implement IT general controls related to the Company’s financial reporting processes.

●	To alleviate the errors related to deferred taxes, the Company has hired outside tax consultants to assist with the preparation of the tax provision. These additional resources along with the new internal personnel hired will help ensure proper presentation and disclosure of taxes in the consolidated financial statements.

●	To alleviate the lack of segregation of duties within the accounting function, the Company will hire additional accounting personnel and implement Oracle NetSuite to configure workflow approvals to address segregation of duties in the accounting processes.

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

ITEM 9B. OTHER INFORMATION.

(a)	None.

(b)	During the year ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the section headed “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the section headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the section headed “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-32.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

(c)	Not Applicable.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2026

XCF GLOBAL, INC.

By:	/s/ Christopher Cooper
Christopher Cooper Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of XCF Global, Inc., hereby constitutes and appoints Christopher Cooper and William Dale, each their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Annual Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorneys shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Cooper	Chief Executive Officer, Director	March 31, 2026
Christopher Cooper	(Principal Executive Officer)

/s/ William Dale	Chief Financial Officer	March 31, 2026
William Dale	(Principal Financial and Accounting Officer)

/s/ Wray Thorn	Director	March 31, 2026
Wray Thorn

/s/ Sanford Cockrell	Director	March 31, 2026
Sanford Cockrell

/s/ Si-Yeon Kim	Director	March 31, 2026
Si-Yeon Kim

/s/ Carter McCain	Director	March 31, 2026
Carter McCain

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders XCF Global, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of XCF Global, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and management expects operating losses and negative cash flow to continue for the foreseeable future. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas March 31, 2026

PCAOB ID is 248

XCF GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$154,937	$407,182
Restricted cash	4,295	5,824
Accounts receivable	24,550,762	-
Related party receivables	739,917	-
Other receivable	1,076,080	950,000
Inventory, net	337,971	-
Other current assets	784,645	62,419
Total current assets	27,648,607	1,425,425

Security Deposit	1,500,000	1,500,000
Property, plant and equipment	390,323,968	351,702,307
TOTAL ASSETS	$419,472,575	$354,627,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,277,568	$8,474,052
Related party payable	16,701,982	38,932,248
Professional fees payable	10,542,379	-
Loans payable to related party	593,231	2,350,000
Notes payable, current portion	121,915,613	110,304,484
Warrant liabilities	751,800	-
Accrued expenses and other current liabilities	58,231,865	20,364,663
Total current liabilities	249,014,438	180,425,447

Financial liability, net of closing costs	132,806,188	132,767,058
TOTAL LIABILITIES	$381,820,626	$313,192,505

Commitments and contingencies (Note 11)	-	-
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2025, and 2024, respectively	-	-
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 206,473,533 and 140,227,818 shares issued and outstanding as of December 31, 2025, and 2024, respectively	20,646	140,228
Additional paid-in capital	54,356,988	70,313,190
Accumulated deficit	(16,725,685)	(29,018,191)
TOTAL STOCKHOLDERS’ EQUITY	37,651,949	41,435,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,472,575	$354,627,732

XCF GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Revenue	$20,815,955	$-
Cost of sales	24,586,068	-
Gross loss	(3,770,113)	-
Operating expenses:

Operating expenses	7,010,223	2,987,852
General and administrative expenses	22,385,312	18,186,056
Severance expense	19,162,500	-
Professional fees	15,559,033	-
Total operating expenses	64,117,068	21,173,908

Loss from operations	(67,887,181)	(21,173,908)

Other income (expense)
Change in the fair value of note payable	4,567,951	-
Change in the fair value of loans payable related party	(514,709)	-
Change in fair value of warrants	209,916,200	-
Loss on issuance of debt	(138,000)	-
Loss on issuance of debt to related party	(40,531,000)	-
ELOC commitment fees	(7,400,000)	-
Unrealized loss on derivative asset	(16,156,071)	-
Realized gain on derivative asset	1,316,827	-
Interest expense, net	(9,155,274)	(2,930,889)
Other income (expense), net	(13,975)
Total other income (expense)	141,891,949	(2,930,889)

Net income (loss)	$74,004,768	$(24,104,797)

Income (loss) per common share, basic and diluted(1)	$0.52	$-

Weighted average number of common shares outstanding, basic and diluted(1)	142,298,067	-

(1)	The historical common equity structure was in the form of membership percentages, and no shares were issued. As such, reporting periods prior to the year ended December 31, 2025 will not present share or per share data.

XCF GLOBAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025 and 2024

	For the Year Ended December 31, 2025
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total Equity
BALANCE, December 31, 2024	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization (Note 1)	42,850,576	42,850	(70,313,190)	(18,269,283)	(88,539,623)
Recapitalization (Note 1)	(57,446,488)	(170,515)	43,613,494	(43,442,979)	-
Issuance of common stock to FOCUS in connection with the Business Combination	5,322,463	532	(226,081,998)	-	(226,081,466)
Common stock issued as compensation for ELOC commitment fee	507,802	51	7,399,949	-	7,400,000
Common stock issued for conversion of loan payable to related party	10,000,000	1,000	99,999,000	-	100,000,000
Common stock issued to settle Non-redemption Agreements in connection with the Business Combination	622,109	62	1,239,938	-	1,240,000
Common stock issued in conjunction with loan payable to related party	12,087,341	1,209	46,988,791	-	46,990,000
Common stock issued in conjunction with promissory notes	399,458	39	199,960	-	199,999
Common stock issued as compensation for severance	600,000	60	13,199,940	-	13,200,000
Common stock issued as replacement shares to Randy Soule	1,948,862	195	19,088,430	-	19,088,625
Common stock issued to EEME as advisory fees	950,000	95	1,424,905	-	1,425,000
Common stock issued to BTIG as merger advisory fees	133,333	13	999,987	-	1,000,000
				-
Common stock issued to EEME in conjunction with promissory note conversion	7,348,043	735	7,857,884	-	7,858,619

Common stock issued in conjunction with a consulting agreement	62,754	6	47,994	-	48,000
ELOC at the market stock sales	2,150,000	215	861,013	-	861,228
Common stock issued to Encore, a related party, to settle accounts payable	36,779,193	3,678	27,996,322	-	28,000,000
Additional shares issued in de-spac	10,268	1	-	-	1
Common stock issued to Polar in connection with the Subscription Agreement	1,920,000	192	743,808	-	744,000
Stock based compensation associated with restricted stock units	-	-	7,941,754	-	7,941,754
Non-employee share-based payments	-	-	835,818	-	835,818
Net income	-	-	-	74,004,768	74,004,768
Balance as of December 31, 2025	206,473,533	$20,646	$54,356,988	$(16,725,685)	$37,651,949

	Year Ended December 31, 2024
	Members’ Contributions, Net of Distributions	Members’ Deficit	Common Stock Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Equity

Balance as of December 31, 2023	$35,737,914	$(6,027,934)	-	$-	$-	$-	$29,709,980
Recapitalization (Note 1)	(35,737,914)	6,027,934	140,227,818	140,228	70,313,190	(4,913,394)	35,830,044
Net loss	-	-	-	-	-	(24,104,797)	(24,104,797)
Balance as of December 31, 2024	$-	$-	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227

XCF GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income (loss)	$74,004,768	$(24,104,797)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Stock-based compensation expense	8,777,574	-
Non-cash severance expense	19,162,500	-
Net realizable value adjustments	2,581,874	-
Change in fair value of notes payable	(4,567,951)	-
Change in fair value of loans payable to related party	514,709	-
Amortization of debt discount	128,927	-
Fee shares to related party	1,425,095	-
Loss on issuance of debt	138,000	-
Loss on issuance of debt- related party	40,531,000	-
Conversion of NRA shares post deSPAC	1
ELOC commitment fee expense	7,400,000	-
Change in fair value of warrant liabilities	(209,916,200)	-
Change in fair value of derivative asset	14,839,243	-
Changes in operating assets and liabilities:
Accounts receivable	(19,948,508)	-
Related party receivables	(65,180)	(2,396,334)
Inventories	(2,919,845)	-
Other current assets	(585,348)	(1,526,541)
Related party payable	(7,285,995)	10,315,014
Accounts payable	35,765,394	6,539,107
Professional fees payable	7,566,928	-
Accrued expenses and other current liabilities	14,595,266	35,988
Net cash used in operating activities	(17,857,747)	(11,137,563)

Cash flows from investing activities:
Cash acquired in Acquisition	220,897	-
Cash paid for operations plant	-	(239,134)
Purchase of property and equipment	-	(28,678,950)
Cash paid for construction in progress	(1,784,214)	-
Net cash used in investing activities	(1,563,317)	(28,918,084)

Cash flows from financing activities:

Proceeds from member contributions	4,387,000	37,895,675
Proceeds from loan payable to related party	9,936,804	2,396,334
Proceeds from note payable	2,070,000	-
Payment of note payable	(37,740)	-
Proceeds from borrowing	1,950,000	500,000
Debt settlement	(2)	-
Repayment of borrowing	-	(500,000)
ELOC at the market stock sales	861,228	-
Net cash provided by financing activities	19,167,290	40,292,009

Net decrease in cash, cash equivalents and restricted cash	(253,774)	236,362
Cash, cash equivalents and restricted cash at beginning of year	413,006	176,600
Cash, cash equivalents and restricted cash at the end of year	$159,232	$413,006
Supplemental disclosure of cash flow information
Cash paid for interest	-	6,592,639

Supplemental disclosure of noncash investing and financing activities
Capitalization of debt closing costs to construction in progress	161,475	215,299
Issuance of common stock in exchange for members’ equity in Acquisition	1,060,619,510	-
Assumption of net assets (liabilities) in Acquisition	(93,647,521)	-
Issuance of membership units to settle related party payables	500,000	-
Assumption of net assets (liabilities) from Business Combination	(226,081,466)	-
Conversion of convertible note payable to related parties into New XCF common stock	100,000,000	-
Issuance of common stock for ELOC commitment fee	7,400,000	-

Conversion of non redemption agreement	1,240,000	-
Fee shares to related party	1,425,000
Interest capitalization on notes payable	11,720,829	4,505,441
Interest capitalization on financial liability	10,774,604	9,588,939
Convertible note issued for services from vendor	5,500,000	-

XCF GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the assets and liabilities as of June 6, 2025, that were assumed in connection with the execution of the Business Combination:

Focus Impact
Current assets:
Loan receivable	$2,000,000
Other current assets	71,556
Total current assets	2,071,556
Total assets acquired	$2,071,556
Current liabilities:
Non-redemption agreement	$1,240,000
Accrued expenses and other current liabilities	7,686,531
Notes payable	8,558,492
Warrant liabilities	210,668,000
Total current liabilities assumed	$228,153,023

Total assets acquired and liabilities assumed	$(226,081,467)

In connection with the Business Combination, we incurred a total of approximately $17,011,496 of transaction costs, consisting of legal and other professional fees, of which $6,923,808 was recorded to additional paid-in capital, and $10,087,688 was recorded as an expense in professional fees on the consolidated statements of operations. All contractual receivables are expected to be collected.

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

In connection with the closing of the Business Combination, the Company assumed 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate of 6,400,000 of Focus Impact Class A common stock at $11.50 per share, which were adjusted to represent the right to purchase an aggregate of 6,400,000 shares of New XCF Class A common stock at $11.50 per share. The total value of the liability associated with the Private Placement Warrants was $88,768,000 at the Closing Date

The Private Placement Warrants are identical to the Public Warrants underlying the units initially sold by Focus Impact, except that the Private Placement Warrants: (i) will not be redeemable by the Company so long as they are held by the Former Sponsor or Sponsor (as defined in the Private Placement Warrants and the Public Warrants) or any of its permitted transferees; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Former Sponsor or Sponsor or any of its permitted transferees and (iii) are (including the common stock issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Former Sponsor and Sponsor have agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A common stock issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Initial Business Combination.

ELOC Agreement

On May 30, 2025, New XCF and Legacy XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, New XCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of New XCF, subject to the conditions set forth therein. At issuance, the fair value of the ELOC Agreement was zero. As of December 31, 2025, the Company has sold 2,150,000 shares of Class A common stock raising $861,228 net of commissions due Helena related to these At the Market (“ATM”) stock sales.

As a commitment fee in connection with the execution of the ELOC Agreement, on May 31, 2025, Legacy XCF issued to Helena 740,000 shares of Legacy XCF’s common stock (the “Commitment Shares”). The Commitment Shares were valued at $10.00 per share for a total value of $7,400,000 which was recorded in ELOC commitment fees in the consolidated statements of operations. As of December 31, 2025, the Company has other receivable balance of $126,080 that reflects proceeds in transit from ELOC.

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

As a result of the Acquisition, the historical financial statements of the consolidated company prior to February 19, 2025, are those of New Rise Renewables and New Rise SAF. The assets and liabilities of Legacy XCF were recorded at fair value as of the acquisition date. The equity structure presented in the financial statements has been retroactively restated to reflect the legal capital structure of Legacy XCF, including the shares issued to New Rise Renewables and New Rise SAF in connection with the acquisition. Prior to the recapitalization, members of the New Rise entities contributed $4,887,000 in equity interests. Total shares of Legacy XCF common stock outstanding immediately following the close of transaction were 183,078,394.

The following table sets forth the fair values of the assets and liabilities as of February 19, 2025, that were assumed in connection with the execution of the MIPAs:

Legacy XCF
Current assets:
Cash and cash equivalents	$220,897
Related party receivables	674,737
Receivable from New Rise Renewables LLC	1,939,974
Convertible notes receivable	141,401
Total current assets	2,977,009
Land	179,000
Construction in progress	10,763,059
Total assets acquired	$13,919,068
Current liabilities:
Professional fees payable	$2,975,451
Accrued expenses and other current liabilities	191,677
Accrued interest on notes payable	501,402
Notes payable	1,964,417
Loan payable to related party	1,712,745
Convertible notes payable to related party (Note 9)	100,000,000
Total current liabilities assumed	107,345,692
Total assets acquired and liabilities assumed	$(93,426,624)

The results of operations for Legacy XCF are included in the consolidated financial statements from the date of acquisition forward. All intercompany accounts and transactions have been eliminated in consolidation. All contractual receivables are expected to be collected.

Liquidity and Going Concern

In accordance with Accounting Standards Update, (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), Management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet its future financial obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the consolidated financial statements are issued. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Since inception through year end, the Company has incurred recurring losses from operations. The loss from operations was $67,887,181 and $21,173,908, respectively, for the years ending December 31, 2025, and 2024. The Company had an accumulated deficit of $16,725,685, and current liabilities of $249,014,438 as of December 31, 2025, and cash equivalents, excluding restricted cash, of $154,937. Management believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet the Company’s obligations on a timely basis. The business will require significant capital to sustain operations and significant investments to execute the Company’s long-term business plan. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, we will need to obtain debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or operations. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all.

If we are not able to secure adequate additional funding when needed, we will need to reevaluate the Company’s operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact our business, results of operations and future prospects. There can be no assurance that in the event we require additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on our ability to achieve its intended business objectives.

Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying consolidated financial statements for New XCF and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. In the Company’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the extended transition period and will adopt new or revised financial accounting standards upon the effective dates for non-emerging growth companies This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The measures of segment profit or loss and total assets used by the chief operating decision maker to assess performance for the renewable fuels segment and decide how to allocate resources is based on net income (loss) and total assets as reported on the consolidated statements of operations and balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the chief operating decision maker are those that are reported in the Company’s consolidated statements of operations.

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

The Company reconciles cash, cash equivalents, and restricted cash reported in its consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s consolidated statements of cash flows as follows:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$154,937	$407,182
Restricted cash	4,295	5,824
Total cash, cash equivalents and restricted cash	$159,232	$413,006

Accounts Receivable, net

Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of December 31, 2025, or 2024.

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

On October 1, 2025, New Rise Reno entered into Amendment No. 9 to the P66 Agreement. The amendment modifies certain operational provisions of the P66 Agreement, including clarifying that Phillips 66 retains title to feedstock while such feedstock is stored at the New Rise facility and that title transfers to New Rise only when the feedstock exits storage tanks and enters process units for conversion. The amendment also grants Phillips 66 a continuing right, exercisable upon written notice, to require reloading of feedstock from storage tanks into railcars. As a result of Amendment No. 9, the feedstock is not controlled by New Rise Reno until entering the process for conversion and therefore, no raw material is recorded for the feedstock within storage at the New Rise Reno facility.

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

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of December 31, 2025, no machinery, equipment or operation plant had been placed in service and therefore there was no accumulated depreciation as of the balance sheet date.

Construction in progress represents expenditures necessary to bring an asset, project, new facilities or equipment to the condition necessary for its intended use and are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property, plant and equipment to be depreciated or amortized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group to the undiscounted future cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value, generally determined using discounted cash flow techniques or market participant assumptions. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. The Company operates in one reporting unit.

During the years ended December 31, 2025, and 2024, no events were identified that would require a quantitative assessment. During the years ending December 31, 2025, and 2024, no impairment expense was recognized.

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

The Note Payable - Polar was not settled at close of the Business Combination, and New XCF assumed the obligation. Pursuant to Section 1.5 and Section 1.6 of the Subscription Agreement, Polar gave notice to the Company, that as of June 17, 2025, the Company was in default of the agreement (“the Default Date”). Since the default continued for a period of five business days from the Default Date (the “Default”), the Company will issue 120,000 shares of common stock to Polar each month until the Default is cured (the “Default Shares – Polar”). During the year ending December 31, 2025, the Company has issued 720,000 shares to Polar.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreements qualify for liability accounting treatment and are recorded as derivative liabilities on the consolidated balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Derivative Asset

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the consolidated statement of operations. The Company determined that certain features under the Helena Note qualified as an embedded derivative. The derivative asset is accounted for separately from the Helena Note at fair value.

Changes in the fair value of derivatives that do not result in current-period cash settlements are non-cash operating items and are excluded from the consolidated statements of cash flows. These non-cash gains and losses are reflected in the reconciliation of net income to net cash provided by operating activities.

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

Revenue from the Company’s point in time product sales is recognized when products are transferred, or services are invoiced and control transferred. The transfer of control occurs upon shipment or delivery of the product, as the customer accepts the product, has title and significant risks and rewards of ownership of the product, physical possession of the product has been transferred, and we have the right to payment. See Note 3, Revenues from Contracts with Customers.

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

Cost of Sales

Cost of sales includes those costs directly associated with the production of revenues, such as raw material consumed, freight costs, personnel costs, and other direct production costs.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements over the requisite service period of the award and recognizes forfeitures as they occur. For service and performance-based stock options, the Company determines the grant date fair value using the Black-Scholes-Merton option pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment award, stock price volatility and risk-free interest rate. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its Class A common stock on the date of grant.

Operating Expenses

Operating expenses are expensed as incurred and include plant utilities, repairs and maintenance, quality control and testing.

General and Administrative

General and administrative expenses are expensed as incurred. The Company’s general and administrative costs consist of personnel costs, financial accounting consulting, legal and regulatory fees, marketing costs, website development costs, insurance costs, travel expenses and hiring expenses.

Severance Expense

Severance expenses consist of stock-based compensation that may be paid to former executives as part of their severance agreement.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt-Debt with Conversion and Other Options (Subtopic 470-20). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating the impact that the adoption of ASU 2024-04 may have on its disclosures in its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarifications for Certain Contracts and Share-Based Consideration. The amendments refine the scope of ASC 815 by introducing a new exception for certain non-exchange-traded contracts whose underlying variables are based on the operations or activities of one of the contract parties, thereby reducing the number of arrangements requiring derivative accounting. The ASU also clarifies that share-based noncash consideration received from a customer is accounted for under ASC 606, measured at fair value at contract inception and recognized as revenue as performance obligations are satisfied, unless and until the instrument becomes subject to other applicable GAAP. ASU 2025-07 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-07 may have on its disclosures in its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03 (“ASU 2025-03”), Business Combinations (Topic 805) and Consolidation (Topic 810), which enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. Specifically, under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The amendments in this Update do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendment should be applied prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted the ASU 2025-03 as of January 1, 2025. The adoption of ASU 2025-03 did not have a material impact on its consolidated financial statements as of December 31, 2025.

In December 2023, the FASB issued ASU 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 as of January 1, 2025. The adoption did not have a material impact on its consolidated financial statements.

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

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of December 31, 2025. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. For the years ended December 31, 2025 and December 31, 2024, $2,741,987 and $0 of net sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively.

Sale of renewable diesel and environmental credits

The Company generates revenue from the sale of renewable diesel and transfer of related environmental credits under the contract with Phillips 66 when control is transferred to the customer. The amount of consideration to which the Company is entitled for the delivery of renewable diesel and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the customer. During the years ended December 31, 2025 and 2024, $20,815,955 and $0 was recognized from the sales of renewable diesel, Naphtha and environmental credits, respectively.

The table below presents the Company’s revenue disaggregated by revenue source.

	December 31, 2025	December 31, 2024
Revenue service line:
Renewable diesel products	$11,271,665	$-
Renewable diesel environmental credits	9,412,944	-
Naphtha product sales	131,346	-
Total revenue	$20,815,955	$-

NOTE 4. INVENTORY, NET

Inventory consists of the following:

	December 31,	December 31,
	2025	2024
Finished goods	$337,971	$-
Raw materials	-	-
Total inventory, net	$337,971	$-

As of December 31, 2025, finished goods inventory is stated net of net realizable value adjustments of $49,277. There was no raw materials inventory as of December 31, 2025.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2025	2024
Construction in progress	$362,667,293	$324,224,632
Land	1,704,675	1,260,000
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,397,000	16,662,675
Total property, plant and equipment	$390,323,968	$351,702,307

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2025	2024
Accrued interest	$49,989,414	$19,362,859
Other accrued expenses	8,242,451	1,001,804
Accrued expenses and other current liabilities	$58,231,865	$20,364,663

NOTE 7. NOTES PAYABLE

Greater Nevada Credit Union

As of December 31, 2025, and December 31, 2024, the Company has four notes payable to Greater Nevada Credit Union (“GNCU”, and collectively, the “GNCU Loan”) that are secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The loan was made in two tranches of $56,290,000 each. Each tranche is made up of a Note 1 for 80% of the tranche or $45,032,000 and a Note 2 for the remaining 20% or $11,258,000 of the tranche. The Note 1 in each tranche is guaranteed by the US Department of Agriculture Rural Development and bears an interest rate of Wall Street Journal Prime Rate plus 2%. Note 2 in each tranche bears interest at Wall Street Journal Prime Rate plus 7%. At December 31, 2025, the interest rates were 9.25% and 14.25% for Note 1 and Note 2, respectively. At December 31, 2024, the interest rates were 10.00% and 15.00% for Note 1 and Note 2 within each tranche, respectively. All interest is payable monthly. The maturity date for the GNCU Loan is December 6, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the notes. During both periods ended December 31, 2025, and 2024, $176,169 of debt closing costs have been capitalized as construction in progress, respectively. The balance of the GNCU Loan is presented net of the unamortized closing costs on the accompanying consolidated balance sheets. As of December 31, 2025, and 2024, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,099,347 and $2,275,516, respectively. As of December 31, 2025, and 2024, unpaid accrued interest on the notes payable was $20,271,633 and $8,550,804, respectively. Total interest expense for the year ended December 31, 2025, and 2024, $11,720,829 and $8,550,804, respectively.

Miscellaneous Notes

The Company also assumed several promissory note agreements as part of the Acquisition that occurred in February 2025. The aggregate notes payable balance was $1,964,282 and interest payable of $769,452 as of December 31, 2025. Interest on the promissory notes range from 8% - 12% per annum. Total interest expense for the year ended December 31, 2025, and 2024, was $309,746 and $0, respectively. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have matured and the notes are payable on demand. Additionally, the Company elected the fair value option for measuring the fair value of one of its promissory notes assumed in the Acquisition. During the year ended December 31, 2025, and 2024, the Company recognized a loss of $89,865 and $0, respectively, in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the consolidated statements of operations. As of December 31, 2025, the fair value of the promissory note was $589,865.

Narrow Road Capital Note

On May 10, 2025, Legacy XCF and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000 , is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 280,000, shares of Legacy XCF common stock equivalent to 192,141 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. On November 21, 2025 the Company paid $140,000 in accrued interest. On October 8, 2025, the Company issued 68,214 of New XCF Class A common shares. On November 21, 2025, the Company issued 102,233 New XCF Class A common shares. Additionally, the Company elected the fair value option for measuring this promissory note. For the fair value calculation, the Company assumed that the note would be retired at December 31, 2026. During the year ended December 31, 2025, and 2024, the Company recognized a loss of $551,229 and $0, respectively, in fair value adjustments related to the promissory note. The gain was recognized in other income (expense) in the consolidated statements of operations. As of December 31, 2025 the fair value of the note payable was $1,251,229.

Gregary Segars Cribb Note

On May 10, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i) September 30, 2025 or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 100,000 shares of Legacy XCF common stock equivalent to 68,622 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. Additionally, the Company elected the fair value option for measuring this promissory note. During the year ended December 31, 2025, and 2024, the Company recognized a loss of $152,181 and $0, respectively, in fair value adjustments related to the promissory note. The gain was recognized in other income (expense) in the consolidated statements of operations. As of December 31, 2025, the fair value of the note payable was $402,181.

Helena Global Investment Opportunities Note

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena” or “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the those remaining Advanced Shares. The Company remeasured the derivate asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the consolidated statements of operation. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended December 31, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the consolidated statement of operations. As of December 31, 2025, the fair value of the derivative asset is $0.

As part of the Business Combination, the Company assumed $2,400,000 notes payable with a related debt discount of $400,000. On June 18, 2025, the Helena Note was paid off and settled as Helena sold 783,501 of the Advanced Shares and received an amount in cash proceeds equal to $2,400,000.

Polar Note

As a result of the Business Combination that closed June 6, 2025, the Company assumed a note payable from Polar with face value of $1.2 million. The Company elected the fair value option for valuing this loan and valued the loan at $6,480,632 at June 6, 2025. On October 8, 2025 and November 21, 2025, the Company assigned 480,000 and 240,000 shares for a total of 720,000 XCF New Class A shares. From the date of Business Combination when the Note was originally valued at $6,480,632 to period end, the Company recognized a $5,042,024 gain due to the change in fair value and is recorded within change in the fair value of note payable in the consolidated statements of operation. As of December 31, 2025, the fair value of the note payable due to Polar was $1,438,609.

Cohen & Company Securities Note

On July 7, 2025, Cohen & Company Securities, LLC (“CCS”) converted previously accrued $5,500,000 of success fees into a promissory note (the “CCS Note”). The CCS Note bears interest of 10% per annum compounded monthly, is unsecured, and is due December 31, 2026 (“Maturity Date”). Commencing on June 30, 2025, interest is payable in kind or cash at the election of the Company by accruing such interest in arrears on the last day of each month. Beginning on September 6, 2025, and on each month thereafter until Maturity Date, the Company shall pay $343,750 (each such payment, an “Amortization Payment”) to CCS. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payments or any interest due and payable on the Maturity Date in Class A common stock. At the issuance date, the Company determined a fair value of $4,796,223 for the CCS Note. During the year ended December 31, 2025, and 2024, the Company recognized a gain of $279,334 and $0, respectively, in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of December 31, 2025 the fair value of the CCS Note was $5,220,666.

Skyfall Capital Ltd Note

On October 22, 2025, the Company entered into a note for $560,000 with Skyfall Capital Ltd (“Skyfall”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the loan. The Company was not in default on this loan at December 31, 2025; however subsequent to December 31, 2025, the loan matured and is in default. During the year ended December 31, 2025 the Company recognized a loss of $1,064 in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of December 31, 2025 the fair value of the Skyfall Note was $540,066.

YBR Advisors, Inc. Note

On October 22, 2025, the Company entered into a note for $560,000 with YBR Advisors Inc. (“YBR”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the loan. The Company was not in default on this loan at December 31, 2025; however subsequent to December 31, 2025, the loan matured and is in default. During the year ended December 31, 2025 the Company recognized a loss of $1,064 in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of December 31, 2025 the fair value of the YBR Note was $540,066.

Notes Summary

As of December 31, 2025, future expected maturities of the Company’s notes payable are as follows:

2026	$36,704,913
2027	5,364,139
2028	5,746,548
2029	6,194,706
2030	6,661,568
Thereafter	63,343,086
Total	$124,014,960
Less: Current maturities	(121,915,613)
Less: Closing costs	(2,099,347)
Total notes payable, net of current maturities, net of closing costs	$-

As of December 31, 2025, and 2024, cumulative interest expense capitalized as part of construction in progress totaled $78,787,171 and $67,066,342, respectively.

NOTE 8. FINANCIAL LIABILITY

Failed Sale and Leaseback

In March 2022, New Rise Reno engaged in a sale and leaseback transaction with Twain GL XXVIII, LLC (“Twain”) involving a 99-year lease of property. The agreement provides for a mandatory repurchase clause. As a result, the transaction does not meet the criteria for a sale and leaseback transaction and is instead treated as a financial liability by the Company. Encore DEC, LLC (“Encore”), a related party is a guarantor for this financial liability. Encore is 100% owned by Randy Soule who is the second largest shareholder of the Company.

The financial liability is categorized as long-term liability and the amount due is $132,806,188 and $132,767,058 as of December 31, 2025, and 2024, respectively, which is presented net of unamortized closing costs.

As of December 31, 2025, and 2024, the Company’s financial liability is secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (“Base Interest”) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning June 30, 2023 equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement are classified as interest. Principal payment is not due in the first five years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the term, tenant shall pay to landlord in addition to Base Interest and supplemental interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii) Base Interest, (iii) supplemental interest, (iv) any additional rent, and (v) debt service and other payments to lender under the leasehold encumbrance.

The gross financial liability balance was $136,533,315 at December 31, 2025, and 2024, respectively, which is presented net of the unamortized closing costs of $3,727,127 and $3,766,257, respectively, as of December 31, 2025, and 2024. At December 31, 2025, and 2024, unpaid accrued interest and late fees on the financial liability was $29,030,990 and $10,812,055, respectively.

Additionally, in connection with the issuance of this financial liability, the Company incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the periods ended December 31, 2025, and 2024, $39,130 and $39,130, respectively, of debt closing costs for each period have been capitalized as construction in progress.

On April 18, 2025, and April 30, 2025, the Company received notice that New Rise Reno is in default of the terms of the financial liability for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from Reno to cure the claimed default.

On June 11, 2025, New XCF, New Rise Reno and the Twain entered into a forbearance agreement (“Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies (i.e. to terminate and accelerate all payment) under the lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025. In consideration of the forbearance, New XCF issued 4,000,000 shares of New XCF Class A common stock to the Twain (“Landlord Shares”). The net proceeds of any sale of the shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno. Although the Landlord Shares were legally issued by the Company on June 10, 2025 (“Forbearance Date”), they are not considered issued for accounting purposes on the Forbearance Date since they represent the addition of embedded settlement mechanisms to the financial liability and any excess Landlord Shares are required to be returned to the Company. The Company evaluated the Forbearance Agreement under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the arrangement represents a troubled debt restructuring of the financial liability because Twain granted concessions that it otherwise would not have considered in light of the Company’s financial condition. As of the Forbearance Date, the total principal due on the financial liability was $136,533,315 and the total interest and penalties due on the financial liability was $17,407,707. The Company concluded that the future undiscounted cash payments required under the financial liability after the Forbearance Date are greater than its current carrying amount. Accordingly, the Company did not recognize a restructuring gain.

NOTE 9. RELATED PARTY TRANSACTIONS

Related Party Receivables

As a result of the Acquisition, the Company assumed related party receivables of $728,218 due from Randy Soule, the second largest shareholder of the Company related to regulatory filing fees. Additionally, the related party receivables balance includes immaterial advances to certain officers of the Company for travel and other expenses.

Related Party Payable

Encore DEC, LLC (“Encore”) provides Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, the second largest shareholder of the Company. During the year ended December 31, 2025, and 2024, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services and the Company incurred costs of $0 and $0, respectively, which were subsequently capitalized to CIP. During the period ended December 31, 2025, and 2024, Encore paid expenses on behalf of New XCF and Legacy XCF totaling $142,000 and $51,732 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of December 31, 2025, and 2024, was $16,701,982 and $38,932,248, respectively. The payable does not bear any interest rate and has no due date. The balance is considered payable upon demand and is classified as current on the consolidated balance sheets. The Company expects to repay the balance upon generating the cash flow through operations or financing activity. As of December 31, 2025, and 2024, cumulative purchases from Encore were included in construction in progress totaled $103,473,847 and $96,412,822, respectively.

Loans Payable to Related Party

During the year ended December 31, 2023, the Company entered into a loan payable with GL borrowing an aggregate of $2,350,000. The amount was borrowed on various dates ranging from August 14, 2023 to November 20, 2023. As of December 31, 2025, and 2024, the balance due for this loan was $2,350,000, and the amount is expected to be paid within one year. The payable does not bear an interest rate and has no due date.

As a result of the Acquisition that occurred in February 2025, the Company assumed an additional loan payable with GL of $1,200,000. The Company has elected the fair value option for valuing this loan. The loan payable bears interest of $240,000, is unsecured, and is due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to the Company, unless extended in writing by mutual consent or (ii) an event of default (as specified in the promissory note). During the year ended December 31, 2025, and 2024, the Company recognized a loss of $240,000 and $0, respectively, in fair value adjustments related to the promissory note. Gains and losses are recognized in other income (expense) in the consolidated statements of operations.

On April 17, 2025, Legacy XCF and GL entered into a promissory note for gross principal amount of $2,500,000. The promissory note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of Legacy XCF entering into any transaction or series of related transactions, including any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000 and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations (“Qualified Financing Event”), unless extended in writing by mutual consent of Legacy XCF and GL or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, Legacy XCF issued 3,431,096 shares of its common stock to parties assigned by GL. The Company elected the fair value option for measuring this promissory note. On the issuance date, the note and its corresponding common stock were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. The Company recorded a loss on issuance of debt of $40,531,000 on the issuance date. During the year ending December 31, 2025, and 2024, the Company recognized a loss of $300,000 and $0 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the consolidated statements of operations.

On November 17, 2025, the Company converted the three notes to equity by issuing 8,656,245 Class A common shares.

The Company also assumed an additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan accrues interest at 10% per annum. The loan is already matured and is in default as per the loan agreement although the Company continues to accrue interest. At December 31, 2025, this note had accrued interest of $77,340.

Convertible Note Purchase Agreement with EEME Energy SPV I LLC

On July 30, 2025 (the “Initial Closing”), the Company entered into the purchase agreement with EEME Energy SPV I LLC (“EEME Energy”), pursuant to which it issued a convertible note for $2,000,000, which matures one year from the date of issuance and accrues interest at 13.3% per annum. Additionally, on August 11, 2025, the Company issued an additional $4,000,000 convertible note under the purchase agreement (the “Subsequent Closing”). Principal and interest are payable upon the maturity date, unless converted into Class A common stock prior to the maturity date. The Company may sell additional notes to EEME Energy, provided that the aggregate amount does not exceed $7,500,000, and the convertible notes can only be issued for up to one year from the Initial Closing. In connection with the execution of the note purchase agreement, the Company agreed to pay 750,000 shares of the Company’s Class A common stock as an arrangement fee and 200,000 of the Company’s Class A common stock as an advisory fee, which is payable at the Initial Closing (collectively, the “Fee Shares to related party”). At issuance the Company recorded $1,425,000 in expenses for the Fee Shares to related party. This expense was recorded in general and administrative expenses in the consolidated statements of operations. EEME Energy has elected to convert an aggregate of $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of Class A common stock of New XCF. The Company has elected the fair value option for valuing this note payable to related party (the “EMEE Energy Note”). At the issuance date, the Company determined a fair value of $6,276,423. For the year ended December 31, 2025, the Company recognized a gain of $25,291 in fair value adjustments related to the convertible note. Gains and losses are recognized in other income (expense) in the consolidated statements of operations.

The provisions of the notes, call for the conversion of the notes to shares at a discount to the 5-day VWAP (volume weighted average price) of shares upon issuance. As a result, the Company recorded the fair value for this conversion feature (a derivative) of $187,396 and $247,386 for the $2,000,000 and $4,000,000 notes, respectively.

On October 6, 2025, the Company converted both notes to shares of Class A common stock. At the same time, the Company recorded a loss of fair value on the derivatives associated with the $2,000,000 and $4,000,000 notes for $187,396 and $247,386.

On November 17, 2025, the Company issued an additional $1,200,000 convertible note under the purchase agreement. The note would accrue interest at 13.3% as in previous notes. The note was converted to equity shares of Class A common stock on November 17, 2025, the same day.

Convertible Note Payable to Related Party

As a result of the Acquisition that occurred in February 2025, the Company assumed a convertible note payable to related party of $100,000,000. The convertible note was issued to RESC as part of the consideration of the Acquisition, bears no interest, and may be prepaid at par without penalty at the Company’s discretion. The note was recorded at cost on the date of Acquisition. Upon closing of the Business Combination, the note automatically converted into 10,000,000 shares of New XCF Class A common stock at a fixed conversion price of $10 per share.

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has various liabilities which it has elected the fair value option under FASB ASC 825, “Financial Instruments”. These liabilities are classified as Level 3 due to the use of unobservable inputs in the valuation of the liabilities. Gains and losses from the remeasurement of these liabilities are recorded in other income (expense) within the condensed consolidated statements of operations.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of December 31, 2025. There were no financial assets and liabilities recorded at fair value as of December 31, 2024.

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 7)	$-	$-	$3,323,407	$3,323,407
CCS Note (Note 7)	-	-	5,220,666	5,220,666
Public Warrants	-	-	483,000	483,000
Private Placement Warrants	-	-	268,800	268,800
Note payable – Polar (Note 7)	-	-	1,438,609	1,438,609
Total liabilities	$-	$-	$10,734,481	$10,734,481

As of December 31, 2025, the notes measured at fair value and carrying value within Notes payable, current portion on the consolidated balance sheets was $9,982,682 and $111,932,931, respectively. There were no items measured at fair value during the year ended December 31, 2024.

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Beginning Balance	Acquisitions & Issuances	Payments	Change in Fair Value	Ending Balance
Note payable (Note 7)	$–	$2,788,000	$(37,740)	$535,407	$3,323,407
CCS Note (Note 7)	–	4,796,223	–	424,443	5,220,666
Loan payable to related party (Note 9)	–	10,311,423	(10,214,709)	(96,714)	–
Public Warrants	–	121,900,000	–	(121,417,000)	483,000
Private Placement Warrants	–	88,768,000	–	(88,499,200)	268,800
Note payable – Polar (Note 7)	–	6,480,632	–	(5,042,024)	1,438,609
Total	$–	$235,044,278	$(10,252,449)	$(214,057,348)	$10,734,481

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option at issuance and December 31, 2025, were as follows:

	Year Ended December 31, 2025
	Note Payable(1)	CCS Note(1)	Loan Payable to Related Party(1)
Valuation Inputs:
Expected term (in years)	0.25 – 1.00	1.25 – 1.00	0.25 – 1.00
Risk-adjusted discount rate	11.89%	11.96% - 16.95%	11.89% - 17.38%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

Public Warrants

The Company initially valued the Public Warrants using a Monte Carlo simulation model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of Public Warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of Public Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

At December 31, 2025, the Company valued the Public Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement. For the period ended December 31, 2025, the Company recognized a loss of $121,417,000 related to the remeasurement of the Public Warrant liabilities.

The key inputs into the models for the Public Warrants at December 31, 2025, were as follows:

Input	December 31, 2025

Warrant exercise price	$11.50
Risk-free rate	3.67%
Dividend yield	0.00%
Expected term (years)	4.4
Expected volatility	100.58%
Class A common stock price	$0.27

Private Placement Warrants

The Company initially valued the Private Placement Warrants using the Monte Carlo simulation model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of Private Placement Warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of Private Placement Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

At December 31 2025, the Company valued the Private Placement Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement. For the period ended December 31, 2025, the Company recognized a loss of $88,499,200 related to the remeasurement of Private Placement Warrant liabilities.

The key inputs into the models for the Private Placement Warrants were as follows:

Input	December 31, 2025

Warrant exercise price	$11.50
Risk-free rate	3.67%
Dividend yield	0.00%
Expected term (years)	4.4
Expected volatility	100.58%
Class A common stock price	$0.27

Note Payable - Polar

Initially, the Note Payable - Polar was valued using a Monte Carlo simulation model. Subsequently, for December 31, 2025, the Company valued the Note Payable – Polar using the Black Scholes Merton model. For the year ended December 31, 2025, the Company recognized a gain of $5,042,023 related to the remeasurement of the Polar note payable.

The key inputs into the model for the Note Payable – Polar were as follows:

Input	December 31, 2025

Risk-free rate	3.48%
Expected term (years)	1.0
Class A common stock price	$0.27

The carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, related party receivable, accounts payable, professional fees payable, related party payables, and accrued expenses approximate their fair value because of the short-term nature of these financial instruments.

Nonrecurring Fair Value Measurements

On May 30, 2025, New XCF, Legacy XCF, Randall Soule, and Helena Global Investment Opportunities I Ltd. (“Helena”) entered into an unsecured promissory note with a gross principal amount of $2.0 million and $0.4 million of interest (the “Helena Note”). In connection with the Helena Note, Mr. Soule transferred 2,840,000 shares of Legacy XCF common stock to Helena (the “Advanced Shares”). The Helena Note is satisfied upon Helena’s receipt of an aggregate of $2.4 million from net proceeds from the sale of the Advanced Shares. Any excess Advanced Shares are required to be returned by Helena, and any shortfall remains payable by New XCF.

Simultaneously, the Company entered into a side letter agreement with Mr. Soule (the “Side Letter Forward”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 replacement shares in exchange for his transfer of the Advanced Shares to Helena. The Side Letter Forward was accounted for as a derivative asset and initially recorded at fair value, classified as a Level 3 instrument within the fair value hierarchy. The Company uses the intrinsic value method to estimate the fair value of the derivative asset because the contract’s settlement is based on the fair value of underlying equity instruments. The intrinsic value of the derivative asset is calculated as the difference between the shares expected to be received by the Company and the shares to settle the Helena Note, multiplied by the price per share on a scenario based method using the business combination share price.

In July 2025, the Company received aggregate cash proceeds of $2,249,381 from Helena related to the remaining Advanced Shares, and Helena’s obligation to return those shares was waived. The derivative asset was subsequently remeasured and settled, resulting in a realized gain and unrealized loss recognized in the consolidated statements of operations of $1,316,827 and $16,156,071, respectively, for the year ended December 31, 2025.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is periodically involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

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

As of December 31, 2025 and 2024, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

NOTE 12. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740, “Incomes Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operation in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

Significant components of our deferred tax assets and liabilities are as follows:

2025
Deferred tax assets
Net operating loss (“NOL”) carryforwards
U.S. federal	$20,461,846
Tax Credits
Energy related tax credits	185,987
Goodwill	139,473,347
Property, Plant and Equipment	575,817
Stock Compensation	1,843,290
Other	2,412,094
Less: valuation allowance	(164,952,382)
Deferred tax assets, net of valuation allowance	-

Deferred tax liabilities	-

Total deferred tax liabilities	-

Net deferred tax liabilities	$-

As of December 21, 2025, and 2024, the Company had federal net operating loss carryforwards of $97,437,361 and $0, respectively. Our net operating loss carryforwards have an indefinite carryforward period.

We may have experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382 in 2025, and we are in the process of preparing an analysis of the annual limitation on the utilization of our NOLs. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.

For the year ended December 31, 2025, the Company recorded no current or deferred income tax expense or benefit. Deferred tax assets and liabilities, if any, are measured using enacted tax rates expected to apply when temporary differences reverse. In 2024, the predecessor was not a tax paying entity; therefore no 2024 amounts are presented in the accompanying tables. Management evaluates the realizability of deferred tax assets and records a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized.

During the year ended December 31, 2025, Legacy XCF acquired New Rise in a transaction accounted for as a reverse acquisition, the Acquisition. As a result of the Acquisition, New Rise is treated as the accounting predecessor for financial reporting purposes.

Prior to the Acquisition, New Rise was not a taxable reporting entity for U.S. federal and state income tax purposes. Upon consummation of the Acquisition, New Rise became a taxable entity and recorded opening deferred tax assets and liabilities as of the acquisition date, net of any valuation allowance.

As a result of the Acquisition, New Rise experienced a tax basis refresh such that historical book-tax timing differences associated with periods prior to the transaction are no longer applicable. Accordingly, deferred tax assets and liabilities recognized in connection with the Acquisition relate to differences between (i) the book carrying amounts of the acquiree’s assets and liabilities and (ii) the tax bases established as a result of the consideration exchanged in the transaction, together with other post-transaction temporary differences and tax attribute carryforwards.

The Company evaluated the realizability of deferred tax assets arising from (i) the change in New Rise’s tax status and (ii) the additional deferred tax asset basis created in the Acquisition. Based on the weight of available positive and negative evidence, including the Company’s cumulative loss position and expectations regarding the generation of future taxable income, management concluded that it is more likely than not that the Company’s deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance sufficient to fully offset its deferred tax assets.

As a result of maintaining a full valuation allowance, no income tax expense or benefit was recognized in the consolidated statements of operations in connection with the change in tax status or the deferred tax impacts of the Acquisition. In addition, no amounts were recorded to additional paid-in capital related to deferred tax assets arising from the transaction.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2025, and December 31, 2024. Accordingly, we have not recorded a provision for federal income taxes during the year ended December 31, 2025. During the year ended December 31, 2025, the Company recorded an increase in its valuation allowance of $164,952,382 due to continued operating losses as reflected in the rate reconciliation table with the remaining increase of approximately $148,845,231 attributable to deferred tax assets recognized in the Acquisition as a result of the change in New Rise’s filing status.

The table below provides the updated requirements of ASU No. 2023-09 for 2025. See Note 2 for additional details on the adoption of ASU No. 2023-09.

Our income tax rates do not bear a customary relationship to statutory income tax rates. A reconciliation of the U.S. federal statutory income tax rate of 21% to our effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$15,541,001	21%
State and local income taxes, net of federal income tax effect	-	-
Tax credits	(185,987)	(0.25)%
Changes in valuation allowance	16,107,151	21.77%
Nontaxable or nondeductible items
Loss on issuance of debt	8,511,510	11.50%
Change in fair value of warrants	(44,082,402)	(59.57)%
Unrealized loss on derivative asset	3,392,775	4.58%
Transaction costs	715,952	0.97%
Changes in unrecognized tax benefits
Other adjustments	-	-
Effective tax rate as reported	$-	-%

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025, no preferred stock has been issued.

The Company has reserved shares of Class A common stock for issuance related to the following as of December 31, 2025:

Warrants to purchase Class A common stock	17,900,000
Employee stock purchase plan	1,000,000
RSUs, issued and outstanding	5,984,957
Stock options and RSUs, authorized for future issuance	4,464,307
Total shares reserved	29,349,264

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Focus Impact common stock were converted into rollover warrants to purchase New XCF Class A common stock. As of December 31,2025, there were 17,900,000 rollover warrants outstanding to purchase Class A common stock.

Common Stock

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock with a par value of $0.0001. In connection with the Business Combination, Focus Impact converted the 4,670,544 shares of Class A common stock and 651,919 shares of Class B common stock of Focus Impact into 5,322,463 of New XCF Class A common stock. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the exchange ratio of 0.6862. As of December 31, 2025, and 2024, 206,473,533 and 140,227,818 shares of common stock were issued and outstanding, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

The holders of the Company’s Class A common stock have sole voting rights, one vote for each share held of record, and are entitled upon liquidation of the Company to share ratably in the net assets of the Company available for distribution after payment of all obligations of the Company and after provision has been made with respect to each class of stock, if any, having preference over the Class A common stock. The shares of Class A common stock are not redeemable and have no pre-emptive or similar rights.

Stock-Based Compensation

On June 6, 2025, the Company’s Board of Directors adopted and stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan became effective immediately upon the closing of the Business Combination Agreement. The 2025 Plan provides for the grant of incentive stock options (“ISO”), nonstatutory stock options (“NSO”), stock appreciation rights (“SARs”), restricted stock awards (“RSA”), restricted stock unit awards (“RSU”), performance awards, other awards, and cash awards. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award. Initially, a maximum number of 10,449,264 shares of New XCF Class A common stock may be issued under the 2025 Plan. In addition, the number of shares of New XCF Class A common stock reserved for issuance under the 2025 Plan will automatically increase on January 1 of each year, starting on January 1, 2026 and ending on (and including) January 1, 2034, in an amount equal to five percent (5.0%) of the total number of shares of the Company’s Capital Stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Shares.

There was no equity plan in place for the year ending December 31, 2024.

A summary of RSU activity for the year ended December 31, 2025, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	-	$-
Granted	5,334,000	7.27
Vested	(105,833)	22.00
Cancelled or forfeited	(430,000)	22.00
Unvested as of December 31, 2025	4,789,167	$12.03

Stock-based compensation expense

The Company frequently makes awards on a laddered or graded basis. The Company has elected to amortize the award over a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). Stock-based compensation expense of $7,941,754 was recognized for the year ended December 31, 2025. No stock-based compensation expenses were recognized during the year ended December 31, 2024. The stock-based compensation is recorded in general and administrative expense in the consolidated statements of operations.

As of December 31, 2025, there was a total of $43,792,746 of unrecognized stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 3.05 years.

Equity-based contractor compensation

On June 6, 2025, the Company’s board of directors adopted and stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan became effective immediately upon the closing of the Business Combination Agreement. The 2025 Plan provided among other things for the compensation of contractors, most of whom became employees at a later time, with equity shares in lieu of cash compensation.

There was no stock-based plan in effect for contractors for the year ended December 31, 2024.

A summary of RSU activity for contractors for the year ended December 31, 2025, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2024	–	$-
Granted	1,080,957	1.61
Vested	(387,062)	1.61
Cancelled or forfeited	–
Unvested as of December 31, 2025	693,895	1.61

Equity based contractor compensation expense

Stock-based compensation expense of $835,818 was recognized for the year ended December 31, 2025. No stock-based contractor compensation expenses were recognized during the year ended December 31, 2024. The stock-based contractor compensation is recorded in general and administrative expense in the consolidated statements of operations.

As of December 31, 2025, there was a total of $901,247 of unrecognized contractor stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.44 years.

NOTE 14. EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Business Combination. All qualified employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of December 31, 2025, 1,000,000 shares were reserved for future issuance under the ESPP Plan.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the year ended December 31, 2025:

Year Ended
December 31, 2025
Basic earnings per share:
Net income (loss)	$74,004,768
Weighted-average common shares outstanding	142,298,067
Basic earnings per share	$0.52
Diluted earnings per share:
Net income (loss)	$74,004,768
Weighted-average common shares outstanding	142,298,067
Dilutive effect of common share equivalents	-
Weighted-average common shares outstanding, assuming dilution	142,298,067
Diluted earnings per share	$0.52

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net earnings per share of common stock as of the periods presented because including them would have been anti-dilutive:

Year Ended
December 31, 2025
Common stock warrants	17,900,000
RSUs issued and outstanding	5,984,957
Total potential common shares excluded from diluted net earnings per share	23,884,957

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

Customer Concentrations

As of December 31, 2025, the Company had one major customer that accounted for approximately 100% of its revenues totaling $20,815,955 for the period ended December 31, 2025. The Company had one major customer that accounted for 100% of accounts receivable totaling $24,550,762 as of December 31, 2025. No revenue was recognized during the year ended December 31, 2024.

Vendor Concentrations

As of December 31, 2025, the Company had four major vendors that accounted for approximately 71% and $36,320,298 of accounts payable as of December 31, 2025. As of December 31, 2024, the Company had two major vendors that accounted for approximately 69% and $5,857,729 of accounts payable. The Company expects to maintain these relationships with the vendors.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

Separation Agreements

On January 9, 2026, XCF entered into a Transition Agreement with Simon Oxley, the Company’s Chief Financial Officer effective immediately. In consideration for certain covenants by Mr. Oxley, the Company granted 5,246,260 restricted stock units. The Company agreed to use its commercially reasonable best efforts to file a registration statement covering the shares of Class A common stock, par value $0.0001 per share underlying the RSUs within ninety days following the date the shares underlying the RSUs are issued.

Business Combination

On January 26, 2026, XCF entered into a binding term sheet (the “Term Sheet”) with Southern Energy Renewables, Inc., a Louisiana corporation (“Southern”), DevvStream Corp., an Alberta corporation (“DEVS”), and EEME Energy SPV I LLC (“EEME”), which sets forth the principal terms and conditions of a proposed business combination and related financing transactions (collectively, the “Proposed Transaction”). Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of XCF, with Southern and DEVS surviving, and their respective stockholders receiving shares of Class A common stock of XCF, par value $0.0001 per share, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF.

In connection with and to support the Proposed Transaction, XCF agreed to invest $10,000,000 to convert and build out its New Rise Reno facility for sustainable aviation fuel blending and related corporate purposes, to be funded through the sale by XCF to EEME of $10,000,000 of Common Stock. Subsequently, EEME has purchased 69,000,000 shares of Common Stock for $6,900,000. The issuance and sale to EEME of the remaining 31,000,000 shares of Common Stock is expected to be consummated periodically during the period ending the week of March 31, 2026.

Item 15.	Exhibits.

(b) Exhibits.

Exhibit No.	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on March 12, 2024)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on December 5, 2024)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on April 7, 2025)
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
2.5	Waiver of Closing Conditions dated as of June 5, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 6, 2025)
2.6	Membership Interest Purchase Agreement by and among RESC Renewables Holdings, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.24 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.7	Membership Interest Purchase Agreement by and among Randy Soule and GL Part I SPV, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.8	Security Agreement-Pledge between XCF Global Capital, Inc. and RESC Renewables Holdings, LLC (incorporated by reference to Exhibit 10.26 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.9+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Good Steward Biofuels FL, LLC (incorporated by reference to Exhibit 10.27 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.10+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Southeast Renewables LLC (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.2	Warrant Agreement dated as of October 4, 2021 between Focus Impact BH3 Acquisition Company (formerly known as Crixus BH3 Acquisition Company) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on October 7, 2021)
4.3	Warrant Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.4	Description of Securities.
10.1+**	License Agreement by and between Axens North America, Inc. and New Rise Renewables Reno, LLC (incorporated by reference to Exhibit 10.30 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.2+**	Operation and Maintenance Agreement (Reno, Nevada Facilities) by and between Orion Plant Services, Inc., and New Rise Renewables Reno, LLC (incorporated by reference to Exhibit 10.31 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.3**	Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.32 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.4	Addendum 1 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.33 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.5	Addendum 2 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.34 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.6	Addendum 3 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.35 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.7	Addendum 4 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.36 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.8	Addendum 5 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.37 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.9**	Addendum 6 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.38 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.10**	Addendum 7 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.39 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.11+**	Development Services Contract for Sustainable Aviation Fuel Facility between New Rise SAF Renewables LLC and Encore Management and Consulting LLC (incorporated by reference to Exhibit 10.40 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.12+**	Construction Services Contract for Plant Conversion to ‘SAF’ (Sustainable Aviation Fuel) between New Rise Renewables Reno, LLC and Encore DEC LLC (incorporated by reference to Exhibit 10.41 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.13+**	Purchase and Sale Agreement by and between Twain GL XXVIII, LLC, as Buyer, and New Rise Renewables Reno, LLC (f/k/a Ryze Renewables Reno, LLC), as Seller (incorporated by reference to Exhibit 10.42 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.14+**	Ground Lease by and between Twain GL XXVIII, LLC, as Landlord and New Rise Renewables Reno, LLC, as Tenant (incorporated by reference to Exhibit 10.43 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.15+**	Loan Agreement, effective as of December 6, 2017, by and between Jefferson Financial Federal Credit Union, as Lender, Ryze Renewables Reno, LLC, , as Borrower and Ryze Renewables, LLC, as Guarantor (incorporated by reference to Exhibit 10.44 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.16	Promissory Note 1A, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.45 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.17	Promissory Note 1B, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.46 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.18	Promissory Note 2A, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.47 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.19	Promissory Note 2B, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.48 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.20	Convertible Promissory Note dated November 15, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.50 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.21	Convertible Promissory Note dated December 6, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.51 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.22	Convertible Promissory Note dated December 31, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.52 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.23	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.53 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.24	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Focus Impact Partners, LLC, as Holder (incorporated by reference to Exhibit 10.54 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.25	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Sky MD, LLC, as Holder (incorporated by reference to Exhibit 10.55 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.26	Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.27	Promissory Note dated February 19, 2025 between XCF Global Capital, Inc. as Maker, and RESC Renewables Holdings, LLC, as Holder (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.28	Simon Oxley Employment Term Sheet (incorporated by reference to Exhibit 10.56 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.29	Strategic Consulting Agreement dated February 19, 2025, between XCF Global Capital, Inc. and Focus Impact Partners, LLC (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.30*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Mihir Dange (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.31*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Simon Oxley (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.32*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Surette (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.33*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Savarese (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.34*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jae Ryu (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)

Exhibit No.	Description
10.35	First Amendment, dated April 17, 2025, to Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.36	Promissory Note dated April 17, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.37	Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.38	First Amendment, dated April 17, 2025, to Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.39	Promissory Note dated May 1, 2025, between XCF Global Capital, Inc. as Maker, and Narrow Road Capital, Ltd., as Holder (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.40	Promissory Note dated May 14, 2025, between XCF Global Capital, Inc. as Maker, and Gregory Segars Cribb, as Holder (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.41	Purchase Agreement dated May 30, 2025, by and between Helena Global Investment Opportunities I Ltd, Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.42	Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc., aa Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.43	Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.44*	Employment Agreement dated April 16, 2025, between XCF Global Capital, Inc. and Pamela M. Abowd (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.45*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)

Exhibit No.	Description
10.46	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.47	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory R. Surette (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.48	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory P. Savarese (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.49	Separation Agreement between XCF Global Capital, Inc. and Joseph F. Cunningham (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.50	Separation Agreement between XCF Global Capital, Inc. and Stephen Goodwin (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.51	Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc., Focus Impact BHAC Sponsor, LLC, and the Core Equityholders named therein (incorporated by reference to Exhibit 10.51 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.52	Resale Shelf Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc. and the Holders named therein (incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.53	Agreement Regarding Board Nomination Rights dated as of June 6, 2025 by and between XCF Global, Inc. and Focus Impact BHAC Sponsor, LLC (incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.54	Form of Voting Agreement (incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.55	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.56	Form of Lock-up Waiver Agreement (incorporated by reference to Exhibit 10.56 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.57*	Employment Agreement between XCF Global, Inc. and Mihir Dange (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.58*	Employment Agreement between XCF Global, Inc. and Simon Oxley (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)

Exhibit No.	Description
10.59*	Employment Agreement between XCF Global, Inc. and Gregory Surette (incorporated by reference to Exhibit 10.59 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.60*	Employment Agreement between XCF Global, Inc. and Gregory Savarese (incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.61*	Employment Agreement between XCF Global, Inc. and Pamela Abowd (incorporated by reference to Exhibit 10.61 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.62*	Employment Agreement between XCF Global, Inc. and Jae Ryu (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.63*	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.64*	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.65*	Employment Agreement between XCF Global, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.66	Forbearance Agreement by and between Twain GL XXVIII, LLC, New Rise Renewables Reno, LLC and XCF Global, Inc. (incorporated by reference to Exhibit 10.66 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.67	Amendment No. 1, dated as of July 10, 2025, to Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc., aa Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on July 10, 2025)
10.68	Amendment dated July 10, 2025 Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on July 10, 2025)
10.69	Convertible Note Purchase Agreement, dated as of July 29, 2025 by and between XCF Global, Inc. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on August 01, 2025)
10.70	Promissory Note between XCF Global, Inc. and Skyfall Capital Ltd dated October 22, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-Kof XCF Global, Inc. filed with the SEC on October 27, 2025)

Exhibit No.	Description
10.71	Promissory Note between XCF Global, Inc. and YBR Advisors Inc. dated October 22, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-Kof XCF Global, Inc. filed with the SEC on October 27, 2025)
10.72*	Employment Agreement between Christopher Cooper and XCF Global, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2025)
10.73**	Addendum 9 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company
10.74	Summary Indicative Term Sheet (Binding) XCF Global, Inc. and New Rise Australia Pty. Ltd. dated as of October 9, 2025
10.75	Amendment No. 1 to Promissory Note dated as of November 19, 2025, by and between XCF Global Capital, Inc. and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.76	Amendment No. 2 to Promissory Note dated as of November 19, 2025, by and between XCF Global Capital, Inc. and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.77	Loan Acknowledgment and Conversion Agreement dated as of November 19, 2025 by and between XCF Global, Inc., New Rise Renewables Reno, LLC and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.78	Payable Acknowledgment and Settlement Agreement dated as of November 19, 2025 by and among XCF Global, Inc., New Rise Renewables Reno LLC and Encore DEC, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.79	Encore Company Support Agreement Dated November 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.80	Focus Impact Company Support Agreement Dated November 24, 2025 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.81	Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global, Inc., Southern Energy Renewables, Inc., DevvStream Corp. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2026)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
24.1	Powers of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). ***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). ***
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Executive management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted (indicated by “[***]”) as the registrant has determined that the omitted information (i) is not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.
***	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

