Form 10-K/A
period 2025-12-31
XCF Global, Inc.
filed 2026-04-28
CIK 2019793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO

FORM 10-K/A

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

As of April 16, 2026, there were 295,751,308 shares of the registrant’s Class A Common Stock outstanding.

EXPLANATORY NOTE

XCF Global, Inc. is filing this Amendment No. 1 to Form 10-K (the “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Initial Form 10-K”). The Initial Form 10-K omitted Part III, Items 10, 11, 12, 13 and 14 in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of the fiscal year. We currently expect that our definitive proxy statement for the 2026 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 is being filed solely to Amend Part III, Items 10, 11, 12, 13 and 14 of the Initial Form 10-K to include the information required by such Items and file agreements described in Part III that were entered into following the filing of the Initial Form 10-K

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the initial filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Initial Form 10-K and our other filings with the SEC subsequent to the filing of the Initial Form 10-K.

i

FORWARD-LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

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

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Officers

As of the date of this Amendment No. 1, our directors and executive officers are as follows:

Name	Age	Position(s)
Chris Cooper	56	Chief Executive Officer; Director
Harvey Schnitzer	67	Chief Financial Officer
Pamela Abowd	46	Chief Accounting Officer
Wray Thorn	54	Director
Sanford Cockrell	67	Director
Si-Yeon Kim	55	Director
Carter McCain	62	Director

Christopher Cooper, age 56. Mr. Christopher Cooper leverages more than 25 years of experience in the global energy industry. He most recently served as Head of Renewables Trading at BGN, a leading energy and commodities trading company, from November 2023 to November 2025. From July 2022 to November 2023, he served as President of Neste U.S. (North America), where he led strategy, operations, and stakeholder engagement, following his tenure as Vice President, Americas, Renewable Aviation from January 2020 to July 2022. From 2017 to 2019, Mr. Cooper served as Executive Vice President at Mercury Fuels, where he focused on renewable fuel commercialization and trading. Earlier in his career, Mr. Cooper spent 17 years at Phillips 66 and Chevron, holding positions of increasing responsibility in commercial strategy, downstream operations, and business development. He served with Phillips 66 from 2012 to 2017 and with Chevron from 2000 to 2012. His background combines operational depth with an international perspective on energy transition, renewable fuels, and infrastructure innovation. Mr. Cooper is a professional pilot and holds a Bachelor of Science in Business Management from the University of Phoenix and a Master of Business Administration from Oklahoma Wesleyan University.

Harvey Schnitzer, age 67. Mr. Schnitzer is a seasoned financial and operational executive with extensive experience leading global organizations through growth, integration, restructuring, and strategic transformation. His background includes more than three decades serving as Chief Financial Officer, Chief Operations Officer, and Board Member across public, private, and private-equity–backed companies. From July 2023 to July 2025, Mr. Schnitzer served as Chief Financial Officer for Farouk Systems, Inc., where he provided strategic and financial leadership to the Chairman of the Board and oversaw finance, accounting, FP&A, credit & collections, legal, commercial insurance, and led the implementation of an ERP upgrade and a new e-commerce platform. During his tenure, he negotiated contracts and royalty agreements generating meaningful incremental profit, reduced expenses, and implemented operational and inventory initiatives that significantly improved profitability and customer service. From June 2020 to June 2023, Mr. Schnitzer provided consulting services to a variety of clients. Mr. Schnitzer is a licensed Maryland Certified Public Accountant and holds a Master of Business Administration from Loyola College, as well as a bachelor’s degree in accounting.

Pamela Abowd, age 46. Ms. Pamela M. Abowd served as Legacy XCF’s Chief Accounting officer since April 2025 and now serves as New XCF’s Chief Accounting Officer. Ms. Abowd most recently managed the post-merger accounting and tax integration between Woodside Energy and Tellurian from October 2024 to April 2025. From 2018 to 2024, she served as Vice President, Corporate Controller and Head of Accounting Operations (2022-2024) and Tax Director (2018-2022) at Tellurian. In these roles, she led all aspects of accounting operations, financial reporting, tax accounting and compliance, and ERP system implementation. Prior to Tellurian, Ms. Abowd held senior tax leadership roles at Cheniere Energy from 2009 to 2018, where she oversaw the company’s global tax strategy, ensuring compliance with all tax regulations, and optimized tax efficiencies. She led the tax team and the company’s tax strategy initiatives. She began her career in public accounting at Grant Thornton and UHY Advisors. Ms. Abowd holds a BBA in Accounting and a Master of Accountancy from the University of Houston and is a Certified Public Accountant licensed in Texas.

Sanford A. Cockrell III, age 67. Mr. Sanford Cockrell is a seasoned strategy and financial executive with over 40 years of experience advising senior executives, management teams, and boards of directors of large multinational companies. His expertise spans complex financial accounting and taxation, corporate strategy, capital deployment, operational execution, and investor and regulatory relations. During his career with Deloitte LLP, from July 1984 to May 2021, Mr. Cockrell served in a variety of key roles, including service on Deloitte’s U.S. and global boards of directors (including as Vice Chair of the U.S. board), as Advisory Partner to several of Deloitte’s largest public company attest clients, as Partner and Global Leader, CXO and Board Programs, as Partner and Global Leader, CFO Program and as Lead Partner of the New York office of the Special Acquisition Services Group. His extensive experience working with c-suite executives and boards allows him to provide key insights into best-in-class executive team execution and valuable interactions with boards of directors. After retiring from Deloitte, from August 2021 to June 2023 he served as Executive Vice President and CFO of Flipt, LLC, where he was responsible for all aspects of financial management and strategy for a next-generation pharmacy benefits manager. In addition, from May 2023 to present, Mr. Cockrell has served as a Client Advisory Council Member for CAPTRUST, where he provides strategic advice regarding coverage and penetrating the professional services marketplace in providing investment advisory services. Mr. Cockrell also serves on the Advisory Board of Theia Analytics Group, Inc., a risk intelligence company which offers forward-looking enterprise risk insights by utilizing AI. He earned his B.S. in Business Administration from the University of North Carolina at Chapel Hill and is a member of the American Institute of CPAs. We believe Mr. Cockrell’s extensive leadership in accounting, taxation, corporate governance, financial strategy, and executive advisory makes him well qualified to serve as a member of our Board.

Si-Yeon Kim, age 55. Ms. Si-Yeon Kim is an experienced executive and corporate board member, private equity advisor, and global risk expert with over 20 years of experience in M&A, private equity, and international operations across travel, payments, consumer industrials, and decarbonization. She has held leadership roles at American Express, JPMorgan Chase & Co., and Avon, advising public and private boards on risk management, cybersecurity, regulatory compliance, and strategic growth initiatives. From 2014 to 2022, Ms. Kim served as EVP, Chief Risk & Compliance Officer / Executive Chair of ESG for American Express Global Business Travel (Amex GBT), where she played a key role in Amex GBT’s $5.3 billion public listing (NYSE: GBTG), leading $1 billion in capital deployment for digital transformation and M&A integration. She also helped launch the first-ever blockchain-based SAF platform in partnership with Shell Aviation and represented Amex GBT at COP26 to advance corporate climate strategies. Prior to her time with Amex GBT, she served as Chief Compliance Officer for One Equity Partners (the private equity arm of JPMorgan Chase) and as Assistant General Counsel for Global M&A and Asia Pacific, for Avon. Ms. Kim also currently serves on the board of Associated Metal Forming Technologies, an industrials manufacturing company backed by One Equity Partners Her experience spans IPO preparation, business transformation, governance, and emerging clean technologies. Ms. Kim holds a B.A. from Seoul National University, an A.M. from Harvard University and a J.D from Columbia University Law School. We believe Ms. Kim’s extensive leadership in corporate governance, M&A, and sustainability makes her well qualified to serve as a member of our Board.

Carter McCain, age 62. Mr. Carter McCain is a highly accomplished attorney and business leader with a long and distinguished career with over 37 years of experience advising clients on a variety of matters including international business, alternative finance and funding and financial instruments. Mr. McCain is the Founder and is a principal in McCain Law P.A and McCain Family Office since 2015. Mr. McCain has also served since May 2017 as Director and General Counsel of Vermilion LLC, a family-owned private investment company focused on fuel trading and gold arbitrage. In addition, from 2018 to present, Mr. McCain has served as General Counsel and Director of ANS Capital Partners, LLC. Mr. McCain holds a B.S.B.A. from the University of Florida and a J.D. from Stetson University College of Law. We believe his experience in international transactions and investments and his legal expertise makes him well qualified to serve as a member of our Board.

Wray T. Thorn, age 54. Mr. Wray Thorn has been a Partner and Co-Founder of Focus Impact Partners, LLC since 2021, and prior to the completion of the Business Combination, served as the Chief Investment Officer and director of Focus Impact BH3 Acquisition Company. He also currently serves on the board of DevvStream Corp. and Skipper Pets, Inc. Also, since 2021, Mr. Thorn has been the Founder and Chief Executive of Clear Heights Capital. From 2012 to 2021, Mr. Thorn was a Managing Director and Chief Investment Officer - Private Investments at Two Sigma Investments, where he architected and led the firm’s private equity, venture capital and impact investment businesses and was a leader in the creation of Hamilton Insurance Group and the incubation of Two Sigma’s insurance technology activities. With approximately three decades of experience as a chief investment officer, investment leader and lead director, Mr. Thorn has firsthand knowledge of investment firm leadership, private investing and company value creation. Mr. Thorn has built and led businesses to source, structure, finance and make private investments, to allocate and risk manage capital across private investment strategies and to help companies, organizations and executives realize their growth and development objectives. Mr. Thorn has also been at the forefront of proactive impact investing principals, putting people first in private investing as well as applying data and technology to innovate private investing. Mr. Thorn also serves on the Board of Youth, INC and Vice Chair of the Board and Chair of the Investment Committee for Futures and Options, and is a Trustee of the Randall’s Island Park Alliance, which are Non-Profit Organizations. We believe his significant experience and leadership in private equity and corporate leadership makes him well qualified to serve as a member of our Board.

Board Composition

The Board of Directors is currently comprised of five Board members and is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected each year and each class serving a three-year term except that: (i) Class I directors will serve an initial term to expire at our 2026 annual meeting of stockholders and subsequently will be elected to serve three-year terms; (ii) Class II directors will serve an initial term to expire at our 2027 annual meeting of stockholders and subsequently will be elected to serve three-year terms; and (iii) Class III directors will serve an initial term to expire at our 2028 annual meeting of stockholders and subsequently will be elected to serve three-year terms. The Class I director is Christopher Cooper. The Class II directors are Sanford Cockrell and Si-Yeon Kim. The Class III directors are Wray Thorn and Carter McCain.

Director Independence

Under Nasdaq listing requirements and rules, our board of directors must be comprised of a majority of independent directors. In addition, subject to certain exception, Nasdaq rules also require that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be independent, and our Audit Committee members must also satisfy additional independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of the board of directors and the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the independence of each director. Based upon information requested from and provided by each director concerning the director’s background, employment and affiliations, including family relationships, our board of directors has determined that each of Sanford Cockrell, Si-Yeon Kim and Carter McCain is an “independent director” under Nasdaq rules and that Sanford Cockrell, Si-Yeon Kim and Carter McCain who will comprise our Audit Committee, also satisfy the independence standards for audit committees established by the SEC. In making such determinations, the board of directors considered the relationships that each such director has with our company and all other facts and circumstances the board of directors deemed relevant in determining independence.

Director Compensation

The following table sets forth the compensation of our non-employee Directors in 2025:

Non-Employee Director Compensation Table

Name	Fees earned or paid in cash (1)	Stock Awards	Option awards (2)	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Wray Thorn	$-	$-	$-	$-	$-	$-	$-
Sanford Cockrell	$-	$2,200,000	$-	$-	$-	$-	$2,200,000
Si-Yeon Kim	$-	$2,200,000	$-	$-	$-	$-	$2,200,000
Carter McCain	$-	$2,200,000	$-	$-	$-	$-	$2,200,000

(1)	Amounts represent cash compensation earned by our non-employee Directors during 2025 in connection with their Board service including any service on committees or service in connection with special committees established by the Board.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 718, Compensation—Stock Compensation (ASC 718).

The only grants made to the directors of the Company during the fiscal year ended December 31, 2025 was the issuance of 100,000 RSUs which were granted upon the closing of the Business Combination. Although Mr. Thorn is not an employee of XCF, he will not receive the non-employee director compensation summarized above for so long as the Strategic Consulting Agreement, dated as of February 19, 2025, by and between XCF and the Sponsor, is in effect.

Board Leadership Structure

Mr. Thorn will serve as Interim Chair of the Board.

The board of directors will not have a policy regarding whether the role of the Chair of the board and Chief Executive Officer should be separate or combined, and the board of directors intends to maintain the flexibility to select the board of directors Chair and Chief Executive Officer and reorganize the leadership structure, from time to time, based on criteria that are in the best interests of XCF and its stockholders.

Our bylaws provide that at any time when the Chair is not an independent director, the board of directors may designate a lead independent director. The board of directors has not currently designated a lead independent director. If a lead independent director is designated, the lead independent director will have responsibility for (i) presiding at meetings of the board of directors at which the Chair is not present, including executive sessions of the independent directors, (ii) approving information sent to the board of directors, (iii) approving the agenda and schedule for board of directors meetings to provide that there is sufficient time for discussion of all agenda items, (iv) serving as liaison between the Chair and the independent directors, (v) communicating with significant stockholders, when circumstances warrant and (vi) performing such other designated duties as the board of directors may determine from time to time.

Committees of the Board

We have three standing committees of the board of directors - an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Committee members will serve on these committees until their resignation or until otherwise determined by the board of directors.

Audit Committee

The Audit Committee consists of Sanford Cockrell, Si-Yeon Kim and Carter McCain. The board of directors has determined that each member of the Audit Committee meets the “independence” requirements of Nasdaq and Rule 10A-3 under the Exchange Act. The Chair of the Audit Committee is Mr. Cockrell. The board of directors has determined that each of the members of the Audit Committee meet the applicable financial literacy requirements under Nasdaq and SEC rules and also has determined that Mr. Cockrell qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of the SEC’s Regulation S-K.

The purpose of the Audit Committee is to assist the board of directors in its oversight of:

●	the quality and integrity of XCF’s financial statements;
●	the accounting and financial reporting processes, including the effectiveness of XCF’s internal controls over financial reporting;
●	XCF’s compliance with legal and regulatory requirements;
●	the quality and integrity of the annual audit, including the independent auditor’s qualifications and independence;
●	the performance of XCF’s independent auditor; and
●	the design and implementation of XCF’s internal audit function, and the performance of the internal audit function after it has been established.

The Audit Committee has adopted a charter that is available on XCF’s website: https://www.xcf.global

Compensation Committee

The Compensation Committee consists of Carter McCain, Sanford Cockrell and Si-Yeon Kim. The Chair of the Compensation Committee is Mr. McCain. The board of directors has determined that each member of the Compensation Committee meets the “independence” requirements of Nasdaq and that each committee member is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

The purpose of the Compensation Committee is to assist the board of directors in its oversight of the compensation of XCF’s executive officers and non-employee directors. Specific responsibilities of the Compensation Committee include:

●	review and approve the goals and objectives with respect to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of the goals and objectives and, based upon this evaluation, review and set, or make recommendations to the board of directors regarding the compensation of the Chief Executive Officer;
●	oversee an evaluation of the individuals, other than the Chief Executive Officer, who are “officers” under Rule 16a-1(f) of the Exchange Act, and, after considering such evaluation, will review and set, or make recommendations to the board of directors regarding the compensation of such officers;
●	review and make recommendations to the board of directors regarding compensation of the board of directors’ non-employee directors, including equity-based awards;
●	review and approve XCF’s overall compensation philosophy and related compensation and benefit programs, policies, and practices;
●	review and approve or make recommendations to the board of directors regarding XCF’s incentive compensation, equity- based plans, and other benefit plans; and

●	oversee all matters relating to stockholder approval of executive compensation, including advisory votes on executive compensation (“say-on-pay” votes), the frequency of such votes (“say-when-on-pay” votes), and the appropriate Committee or recommended board of directors response to such votes.

The Compensation Committee has adopted a charter that is available on XCF’s website: https://www.xcf.global

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Si-Yeon Kim, Sanford Cockrell and Carter McCain. The Chair of the Nominating and Corporate Governance Committee is Ms. Kim. The board of directors has determined that each member of the Nominating and Corporate Governance Committee meets the “independence” requirements of Nasdaq.

Specific responsibilities of the Nominating and Corporate Governance Committee include:

●	identify individuals qualified to become members of the board of directors consistent with criteria approved by the board of directors and to recommend that the board of directors select the director nominees for the next annual meeting of stockholders;

●	develop and recommend to the board of directors a set of Corporate Governance Guidelines;

●	oversee the evaluation of the board of directors and committees of the board of directors; and

●	assist the board of directors with corporate governance matters.

The Nominating and Corporate Governance Committee has adopted a charter that is available on XCF’s website: https://www.xcf.global

Compensation Committee Interlocks and Insider Participation

None of XCF’s executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either company’s compensation committee.

Role of the Board in Risk Oversight

The board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. The board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks and operational risks. The Audit Committee is responsible for overseeing the management of risks relating to our financial reporting, accounting, and auditing matters, including our major financial risk exposures; cybersecurity and data privacy risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of the board of directors, as well as risks concerning environmental and social matters. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through discussions with committee members and regular reports from management about such risks, as well as the actions taken by management to adequately address those risks.

Indemnification of Officers and Directors

XCF’s bylaws require that we indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. In addition, XCF’s certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the Delaware General Corporation Law.

XCF has entered into indemnification agreements with its directors and executive officers. On the Closing Date, These agreements provide for indemnification and advancements by XCF, subject to the limitations and exclusions provided therein, of certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by a director or executive officer in any action or proceeding arising out of their services as one of XCF’s directors or executive officers or any other company or enterprise to which the person is or was serving or providing services at XCF’s request.

Code of Ethics and Business Conduct

The board of directors has adopted a written Code of Ethics and Business Conduct that applies to all of our employees, officers and directors of XCF, including XCF’s principal executive officer, principal financial officer and principal accounting officer or controller (or persons performing similar functions to the aforementioned officers). A current copy of the Code of Ethics and Business Conduct will be posted on the investor section of our corporate website. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics and Business Conduct on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Arrangements and Policies

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. Our insider trading policy strictly prohibits engaging in hedging or monetization transactions with respect to the Company’s securities, such as prepaid variable forwards, equity swaps, collars and exchange funds. In addition, with regard to us trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Family Relationships

There are no family relationships between any of our officers or directors.

Meetings of the Board of Directors and Shareholders

Our Board of Directors met 9 times during fiscal year ended December 31, 2025. Members of management are invited to and attend selected board and committee meetings, depending on the agenda, to report on relevant topics and respond to questions, and engage informally with committee chairs on relevant topics.

The Company has not held its first Annual Meeting of Shareholders yet.

Legal Proceedings

There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and any persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission Officers, Directors and beneficial owners of more than ten percent of the Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of forms furnished to the Company and written representations from the executive officers, Directors and holders of ten percent or more of the Company’s Common Stock, the Company believes that in fiscal year 2025: (i) none of the directors or executive officers filed a Form 3, (ii) none of the directors filed a Form 4 to report the grant made at the time of the closing of the Business Combination, and (iii) Pamela Abowd did not file a Form 4 to report the grant of 45,000 RSUs and 60,000 RSUs following the Business Combination, which the Company is working to correct now. To the Company’s knowledge, those were the only missed Section 16 filings by the directors and executive officers in 2025. As for 10% or greater shareholders, the Company is aware of the following missed filings: (i) none of the 10% shareholders, including GL Part SPV I, LLC, GL Part SPV II, LLC, EEME Energy SPV I, LLC, Randy Soule, and RESC Renewables, LLC, filed a Form 3, (ii) GL Part SPV II, LLC did not file a Form 4 for the issuance of 1,610 shares on July 9, 2025, (iii) GL Part SPV I, LLC did not file a Form 4 for the issuance of 433 shares on July 7, 2025 and 856,245 shares on November 24, 2025, (iv) EEME Energy SPV I, LLC did not file a Form 4 for the issuance of 3,216,220 shares on October 6, 2025, 950,000 shares on November 24, 2025, 7,000,000 shares on January 26, 2026, 31,000,000 shares on February 20, 2026, 10,000,000 shares on March 13, 2026, 1,500,000 shares on March 24, 2026, 19,500,000 shares on March 30, 2026, and 21,000,000 shares March 16, 2026 and (v) Randy Soule did not file a Form 4 for the sale of 700,000 shares on December 12, 2025, 352,177 shares on December 17, 2025, 358,057 shares on December 19, 2025, 500,000 shares on December 23, 2025, and 100,000 shares on December 24, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the aggregate compensation in 2025 and 2024 for services in all capacities paid or accrued by the Company to our most highly compensated officers during the fiscal year ended December 31, 2025, as well as three former executive officers (the “Named Executive Officers”).

				Stock	Option	Non-Equity Annual Incentive Plan	Non-Equity Long Term Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mihir Dange(1)	2025	507,295	-	717,062	-	-	-	-	1,224,357
Former Chief Executive Officer	2024	-	-	-	-	-	-	-	-
Chris Cooper	2025	50,000	-	-	-	-	-	-	50,000
Chief Executive Officer	2024	-	-	-	-	-	-	-	-
Gregory Surette(2)	2025	368,946	-	1,319,199	-	-	-	-	1,688,145
Former Chief Strategy Officer	2024	-	-	-	-	-	-	-	-
Simon Oxley(3)	2025	335,573	-	1,522,376	-	-	-	-	1,857,949
Former Chief Executive Officer	2024	-	-	-	-	-	-	-	-

(1)	Mr. Dange did not receive compensation from XCF during 2023 or 2024. Mr. Dange served as Chief Executive Officer until his termination on November 7, 2025.
(2)	Mr. Surette did not receive compensation from XCF during 2024. Mr. Surette served as Chief Strategy Officer until his termination on February 2, 2026.
(3)	Mr. Oxley served as CFO until his termination on January 9, 2026.

Compensation Discussion and Analysis

This section explains the objectives of our named executive officer compensation program, the compensation decisions we made with respect to compensation for our fiscal year ended July 31, 2025, and the factors we considered in making those decisions, and focuses on the compensation of officers who are listed below as our “named executive officers” and Key Employees.

The Compensation Committee of our Board of Directors is responsible for establishing and evaluating our policies governing the compensation of our executive officers, including our named executive officers. The Compensation Committee reviews and proposes recommendations to the Board of Directors regarding the compensation to be paid to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the compensation to be paid to all other executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable, and competitive.

Elements of Named Executive Officer Compensation

For 2025, the principal components of compensation for our named executive officers consisted of their Annual Base Salary.

Annual Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered during the year. Generally, the base salaries reflect the experience, skills, knowledge, and responsibilities required of each executive officer, and reflect our executive officers’ overall performance and contributions to our business.

Other Compensation

Other aspects of compensation applicable to our named executive officers consist of the following:

Retirement Benefits

We do not have any pension plan or other retirement benefits for our directors, officers or employees. The Company offers employees participation in a 401K program. The 401K is funded by the employee only.

Health and Welfare Benefits

The company offers employees and executives comprehensive healthcare plans that include medical, dental and vision.

Executive Officer Employment Agreements

XCF has entered into employment agreements with its executive officers that became effective immediately following the closing of the Business Combination. The material terms of the agreements are summarized below.

Christopher Cooper, Chief Executive Officer

The agreement with Mr. Cooper provides for an annual base salary of $500,000 and he will be eligible to earn a target bonus equal to 100% of base salary. The actual bonus amount may be higher or lower than the target based on performance relative to goals and metrics established and approved by the Board. The target bonus may be elected in cash or stock at Mr. Cooper’s election, subject to limits set by the Board or Compensation Committee. In connection with the 2025 Equity Incentive Plan, Mr. Cooper will be awarded management stock options equal to 2% of the fully diluted ownership of the Company (calculated as of September 30, 2025), vesting annually over five years. Mr. Cooper also will be eligible to participate in benefits programs available to executives generally, including participation in the 2025 Employee Stock Purchase Plan and 401(k) matching contribution. In addition, in connection with (a) a termination without cause or with good reason (other than in connection with a change-in-control of the Company) Mr. Cooper will be entitled to severance in the amount of 100% of his then-applicable base salary plus any unpaid bonus from a previous period (if awarded by the Board) and continuation of certain insurance benefits, and (b) a termination without cause or with good reason in connection with a change-in-control of the Company, he will be entitled to severance in the amount of 150% of his then-applicable base salary plus any unpaid bonus from a previous period (if awarded by the Board), immediate vesting of any restricted stock, restricted stock units, options, or other equity grants or awards not vested at the time of termination, and continuation of certain insurance benefits.

Harvey Schnitzer, Chief Financial Officer

We do not have an employment agreement with Mr. Schnitzer and his employment is pursuant to an agreement with ZRG Interim Solutions (“ZRG”), dated December 29, 2025 (the “Services Agreement”). Under the terms of the Services Agreement, the Company pays ZRG an amount equal to $12,500 per week and Mr. Schnitzer is compensated by ZRG.

Pamela Abowd, Chief Accounting Officer

The agreement with Ms. Abowd provides for an annual base salary of $300,000 and a target bonus of 50% to 100% of base salary, with both the base salary and the target bonus subject to annual review by the board of directors, with the recommendation of the Compensation Committee. She will also receive an initial award of 45,000 restricted stock units, with such restricted stock units to vest over five years (one-fifth of such restricted stock units to vest on each of the succeeding annual anniversaries of the award). In connection with the 2025 Equity Incentive Plan, Ms. Abowd has the ability to earn 200-400% of base salary in restricted stock units. An initial award of 60,000 restricted stock units was made under the 2025 Equity Incentive Plan, with such restricted stock units to vest over three years (no vesting during the first six months (the “cliff period”). After the six-month cliff period, the restricted stock units will vest in equal monthly installments over 30 months, subject to continued service with the Company). Ms. Abowd will be eligible to participate in benefits programs available to executives generally, including participation in the 2025 Employee Stock Purchase Plan and 401(k) matching contribution, and to benefit from certain perquisites including a vehicle allowance. In addition, in connection with (a) a termination without cause or with good reason (other than in connection with a change-in-control of XCF) she will be entitled to severance in the amount of two times her then-applicable base salary plus any unpaid bonus from a previous period and two times the full amount of her target bonus for the fiscal year and continuation of certain insurance benefits, and (b) a termination without cause or with good reason in connection with a change-in-control of XCF, she will be entitled to severance in the amount of three times her then-applicable base salary plus any unpaid bonus from a previous period and three times the full amount of her target bonus for the then- current fiscal year, immediate vesting of any restricted stock, restricted stock units, options, or other equity grants or awards not vested at the time of termination, and continuation of certain insurance benefits.

Separation Agreements

Termination of Chief Executive Officer

On November 7, 2025, the Board terminated Mihir Dange’s employment with the Company. Mr. Dange formerly served as the Chairman of the Board and Chief Executive Officer of the Company. Based on the facts known at the time, the termination was considered to be a termination “without cause” pursuant to the terms of Mr. Dange’s employment agreement (the “Dange Employment Agreement”). The Dange Employment Agreement provides for certain severance benefits in the event of a termination “without cause,” subject to Mr. Dange’s execution of a release of claims and continued compliance with applicable restrictive covenants. In connection with a termination without cause Mr. Dange will be entitled to severance in the amount of three times his then-applicable base salary plus any unpaid bonus from a previous period and three times the full amount of his target bonus for the fiscal year and continuation of certain insurance benefits.

On April 9, 2026, XCF Global, Inc. (the “Company”), terminated the employment of William Dale, Chief Financial Officer (“CFO”). The Company and Board of Directors thank Mr. Dale for his leadership and service as Interim CFO, and for his contributions in helping to position XCF for its next phase of growth.

Termination of Chief Strategy Officer

On February 2, 2026, the Company terminated the employment of Gregory Surette, Chief Strategy Officer. The agreement provides Mr. Surette with severance benefits, including (i) three times his annual base salary payable in equal monthly installments over twelve months, (ii) any unpaid annual bonus from prior periods, (iii) a termination bonus equal to three times the annual bonus he would have earned for 2026 (assuming full performance), and (iv) payment or reimbursement of COBRA premiums for continued health coverage for himself and his covered dependents. Mr. Surette’s existing equity awards and restrictive covenants from his employment agreement are expressly preserved and continue to apply.

Resignation of Chief Accounting Officer

On April 9, 2026, Pamela Abowd, the Company’s Chief Accounting Officer, tendered her resignation, effective as of April 30, 2026. Mr. Schnitzer will assume the Chief Accounting Officer responsibilities upon Ms. Abowd’s departure.

Separation Agreements with Other Officers

In connection with the retirement of Joseph Cunningham, who served as XCF’s Chief Accounting Officer prior to the Business Combination (such entity, “Legacy XCF”) and as a Legacy XCF director and the retirement of Stephen Goodwin, who served as Legacy XCF’s Chief Business Development Officer and as a Legacy XCF director, we entered into separation agreements with each of Mr. Cunningham and Mr. Goodwin.

The agreement with Mr. Cunningham provides that Mr. Cunningham will receive a total of $330,000 in cash payments, of which $30,000 is payable on his separation date, with the remaining payments to being made in equal monthly installments over twelve months following his separation date, subject to our right to delay such payments under certain circumstances. In addition, Mr. Cunningham received 300,000 shares of common stock at closing of the Business Combination.

The agreement with Mr. Goodwin provides that Mr. Goodwin will receive a total of $330,000 in cash payments, of which $30,000 is payable on his separation date, with the remaining payments to being made in equal monthly installments over twelve months following his separation date, subject to our right to delay such payments under certain circumstances. In addition, Mr. Goodwin received 300,000 shares of common stock at closing of the Business Combination.

Equity Incentive Plans

2025 Equity Incentive Plan

In connection with the closing of the Business Combination, we adopted the XCF Global, Inc. 2025 Equity Incentive Plan (the “Equity Incentive Plan”). The key features of the Equity Incentive Plan are summarized below.

Purpose. The purpose of the Equity Incentive Plan is to secure and retain the services of our employees, non-employee directors and consultants, to provide incentives for such persons to exert maximum efforts towards our success and to provide a means by which such persons may be given an opportunity to benefit from increases in value of our common stock.

Types of Awards. Our Equity Incentive Plan provides for the grant of the following forms of awards: (i) Incentive Stock Options (“ISOs”); (ii) Nonstatutory Stock Options (“NSOs”); (iii) stock appreciation rights (“SARs”); (iv) Restricted Stock Awards; (v) Restricted Stock Unit (“RSU”) Awards; (vi) Performance Awards; (vii) other awards; and (viii) cash awards.

Eligibility. Our employees, directors and consultants are eligible to receive awards under the Equity Incentive Plan. Incentive Stock Options may be granted only to our employees or employees of a “parent corporation” or “subsidiary corporation” (as such terms are defined in Sections 424(e) and (f) of the Code, including any applicable regulations and guidance thereunder (the “Code”)). An individual who owns stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of one of our subsidiaries (each, a “Ten Percent Stockholder”) may not be granted an Incentive Stock Option unless (i) the exercise price of such option is at least 110% of the fair market value on the date of grant of such option and (ii) the option is not exercisable after the expiration of five years from the date of grant of such option.

Authorized Shares. The aggregate number of shares of our common stock that may be issued pursuant to awards will not exceed 7% of the fully diluted, and as converted, outstanding common stock immediately following consummation of the Business Combination. In addition, subject to any adjustments as necessary to implement any capitalization adjustments, such aggregate number of shares of common stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to five percent (5.0%) of the total number of shares of our capital stock outstanding on December 31 of the preceding year; provided, however, that our board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock.

The following actions do not result in an issuance of shares under the Equity Incentive Plan and accordingly do not reduce the number of shares subject to the share reserve and available for issuance under the Equity Incentive Plan: (i) the expiration or termination of any portion of an award without the shares covered by such portion of the award having been issued; (ii) the settlement of any portion of an award in cash (i.e., the participant receives cash rather than shares of common stock); (iii) the withholding of shares of common stock that would otherwise be issued by us to satisfy the exercise price, strike price or purchase price of an award; or (iv) the withholding of shares of common stock that would otherwise be issued by us to satisfy a tax withholding obligation in connection with an award. Additionally, the following shares previously issued pursuant to an award and accordingly initially deducted from the number of shares subject to the share reserve and available for issuance under the Equity Incentive Plan will be added back to such number of shares and again become available for issuance under the Equity Incentive Plan: (A) any shares that are forfeited back to or repurchased by us because of a failure to meet a contingency or condition required for the vesting of such shares; (B) any shares that are reacquired by us to satisfy the exercise, strike or purchase price of an award; and (C) any shares that are reacquired by us to satisfy a tax withholding obligation in connection with an award.

Stock Options and SARs. No option or SAR will be exercisable after the expiration of ten years (or in the case of an ISO granted to a Ten Percent Stockholder, five years) from the date of grant of such award or such shorter period specified in the applicable award agreement.

The exercise or strike price of each option or SAR will not be less than 100% of the fair market value on the date of grant of the award of such option or SAR (or in the case of an ISO granted to a Ten Percent Stockholder, 110% of the fair market value per share as of the date of grant); provided that an option or SAR may be granted with an exercise or strike price lower than 100% of the fair market value on the date of grant of such award if such award is granted pursuant to an assumption of or substitution for another option or stock appreciation right pursuant to a corporate transaction and in a manner consistent with the provisions of Sections 409A and, if applicable, 424(a) of the Code.

In order to exercise any vested option or SAR, the participant must provide notice of exercise to the Equity Incentive Plan’s administrator in accordance with the applicable award agreement. The board will determine the method and forms of payment for the exercise price of an option (including, without limitation, net settlement, payment in cash or shares, or broker assisted exercise). The appreciation distribution payable to a participant in respect of an exercised SAR may be paid in the form of shares or cash (or any combination of shares and cash) or in any other form of payment, as determined by the board and specified in the applicable award agreement.

An option or SAR will not be transferable, except by will or by the laws of descent and distribution and will be exercisable during the lifetime of the participant only by the participant; provided, however, that the board may permit transfer of an option or SAR in a manner that is not prohibited by applicable tax and securities laws upon the participant’s request. Subject to the approval of the board or a duly authorized officer, an option or SAR may be transferred pursuant to a domestic relations order.”

If a participant’s continuous service is terminated for cause, the participant’s options and SARs will terminate and be forfeited immediately upon such termination of continuous service. If a participant’s continuous service terminates for any reason other than for cause, the participant may exercise his or her option or SAR to the extent vested. If a participant’s continuous service terminates for any reason other than for cause, the participant may exercise his or her option or SAR to the extent vested, but only within the time periods set forth in the Equity Incentive Plan.

Restricted Stock Awards and RSU Awards. Each Restricted Stock Award and RSU Award will have such terms and conditions as determined by the board and in accordance with the Equity Incentive Plan. Unless otherwise determined by the board, a participant will have voting and other rights as a stockholder of ours with respect to any shares subject to a Restricted Stock Award. A participant will not have voting or any other rights as a stockholder of ours with respect to any RSU Award (unless and until shares are actually issued in settlement of a vested RSU Award). Dividends or dividend equivalents may be paid or credited, as applicable, with respect to any shares subject to a Restricted Stock Award or RSU Award, as determined by the board and specified in the Award Agreement.

If a participant’s continuous service terminates for any reason, (i) we may receive through a forfeiture condition or a repurchase right any or all of the shares of common stock held by the participant under his or her Restricted Stock Award that have not vested as of the date of such termination as set forth in the Restricted Stock Award agreement and (ii) any portion of his or her RSU Award that has not vested will be forfeited upon such termination and the participant will have no further right, title or interest in the RSU Award, the shares of common stock issuable pursuant to the RSU Award, or any consideration in respect of the RSU Award.

Performance Awards. With respect to any performance award, the length of any performance period, the performance goals to be achieved during the performance period, the other terms and conditions of such award, and the measure of whether and to what degree such performance goals have been attained will be determined by the board.

Other Stock Awards. Other forms of awards valued in whole or in part by reference to, or otherwise based on, common stock, including the appreciation in value thereof (e.g., options or stock rights with an exercise price or strike price less than 100% of the fair market value at the time of grant) may be granted either alone or in addition to awards provided for under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the board will have sole and complete discretion to determine the persons to whom and the time or times at which such other awards will be granted, the number of shares of common stock (or the cash equivalent thereof) to be granted pursuant to such other awards and all other terms and conditions of such other awards.

Non-Employee Director Compensation Limit. The aggregate value of all compensation granted or paid, as applicable, to any individual for service as a non-employee director with respect to any fiscal year following the year in which the Closing occurs, including awards granted and cash fees paid by us to such non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board during such fiscal year, $1,000,000 in total value, in each case, calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes. For avoidance of doubt, compensation will count towards this limit for the fiscal year in which it was granted or earned, and not later when distributed, in the event it is deferred.

Capitalization Adjustments. In the event of a capitalization adjustment, the board shall appropriately and proportionately adjust: (i) the class(es) and maximum number of shares of common stock subject to the Equity Incentive Plan and the maximum number of shares by which the share reserve may annually increase; (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of Incentive Stock Options; and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding awards.

Dissolution or Liquidation. Unless otherwise determined by the board, in the event of a dissolution or liquidation of us, all outstanding awards (other than awards consisting of vested and outstanding shares of common stock not subject to a forfeiture condition or our right of repurchase) will terminate immediately prior to the completion of such dissolution or liquidation, and the shares of common stock subject to any repurchase rights or subject to a forfeiture condition may be repurchased or reacquired by us notwithstanding the fact that the holder of such award is providing continuous service; provided, however, that the board may determine to cause some or all awards to become fully vested, exercisable and/or no longer subject to repurchase or forfeiture.

Corporate Transactions. The following applies to awards under the Equity Incentive Plan in the event of a corporate transaction, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the board at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the Equity Incentive Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the consummation of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the consummation of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the consummation of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the consummation of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction.

In the event a stock award will terminate if not exercised prior to the consummation of a transaction, the board may provide, in its sole discretion, that the holder of such award may not exercise such award but will receive a payment, in such form as may be determined by the board, equal in value, at the consummation of the transaction, to the excess, if any, of (i) the value of the property the participant would have received upon the exercise of the award (including, at the discretion of the board, any unvested portion of such award), over (ii) any exercise price payable by such holder in connection with such exercise.

Under our Equity Incentive Plan, a corporate transaction is defined to include: (i) a sale of all or substantially all of our assets; (ii) the sale or disposition of more than 50% of our outstanding securities; (iii) the consummation of a merger or consolidation where we do not survive the transaction; and (iv) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

Change in Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability or settlement in the event of a change in control. Under the Equity Incentive Plan, a change in control is generally (i) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction, (ii) a consummated merger, consolidation or similar transaction immediately after which our stockholders do not own more than 50% of the combined voting power of the surviving entity (or its parent company), (iii) a consummated sale, lease or exclusive license or other disposition of all or substantially all of our assets, (iv) certain dissolutions, liquidations and (v) changes in our board of directors such that individuals who, on the date the Equity Incentive Plan is adopted by our board of directors, are members of our board of directors (the “Incumbent Board” cease for any reason to constitute at least a majority of the members of the board (provided, that, any appointment or election of a new board member that is approved or recommended by a majority vote of the members of the Incumbent Board then still in office shall be considered a member of the Incumbent Board)).

Administration. Our board of directors, or a duly authorized committee thereof, will administer our Equity Incentive Plan.

Clawback. All awards granted under the Equity Incentive Plan will be subject to recoupment in accordance with any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, our board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the board determines necessary or appropriate.

Transferability. Except as expressly provided in the Equity Incentive Plan or the form of award agreement, awards granted under the Equity Incentive Plan may not be transferred or assigned by the participant.

Section 409A. The Equity Incentive Plan and awards granted thereunder are intended to comply with or be exempt from the applicable requirements of Section 409A of the Code and will be limited, construed, and interpreted in accordance with such intent. In no event will we be liable for all or any portion of any taxes, penalties, interest or other expenses that may be incurred by the participant on account of non-compliance with Section 409A of the Code and the guidance and regulations issued thereunder.

Termination; Suspension; Amendment. The board may suspend or terminate the Equity Incentive Plan at any time, provided that any suspension or termination of the Plan will not materially impair rights and obligations under any Award granted while the Equity Incentive Plan is in effect except with the written consent of the affected participant. The board may amend the Equity Incentive Plan in any respect the board deems necessary or advisable; provided, however, that stockholder approval will be required for any amendment to the extent required by applicable law (including, for the avoidance of doubt, for any amendment that would (A) increase the number of shares reserved for issuance under the Equity Incentive Plan or (B) change the classification of individuals eligible to receive awards under the Equity Incentive Plan. Except as provided above, rights under any award granted before amendment of the Equity Incentive Plan will not be materially impaired by any amendment of the Equity Incentive Plan unless (A) the Company requests the consent of the affected participant and (B) such participant consents in writing.

2025 Employee Stock Purchase Plan

In connection with the closing of the Business Combination, we adopted the XCF Global, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), The key features of the ESPP are summarized below.

Purpose. The purpose of the ESPP is to secure and retain the services of employees and provide incentives for such persons to exert maximum efforts our success.

Structure. The ESPP provides a means by which eligible employees may be given an opportunity to purchase shares of our common stock. Our ESPP will include two components: (i) a 423 component and (ii) a non-423 component. We intend (but make no undertaking or representation to maintain) the 423 component to qualify as an “employee stock purchase plan” under Section 423 of the Code and the provisions of the 423 component, accordingly, will be construed in a manner that is consistent with the requirements of Section 423 of the Code. The ESPP also will authorize grants of purchase rights under a non-423 component that do not meet the requirements of an “employee stock purchase plan” under Section 423 of the Code. Except as otherwise provided in the ESPP or determined by the board, the non-423 component will operate and be administered in the same manner as the 423 component. In addition, we may make separate offerings which vary in terms (provided that such terms are not inconsistent with the provisions of the ESPP or the requirements of an “employee stock purchase plan” under Section 423 of the Code to the extent the offering is made under the 423 component), and we will designate which designated company is participating in each separate offering.

Shares Subject to the Plan. The maximum number of shares of common stock that may be issued under the ESPP will not exceed 250,000 shares of common stock, plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years, commencing on January 1, 2025 and ending on (and including) January 1, 2034 in an amount equal to the lesser of (i) one percent (1%) of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year and (ii) 750,000 shares of common stock. Notwithstanding the foregoing, the board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence.

Administration. Our board of directors, or a duly authorized committee thereof, will administer our ESPP. If administration is delegated to a committee, the committee will have, in connection with the administration of the ESPP, the powers theretofore possessed by the board that have been delegated to the committee, including the power to delegate to a subcommittee any of the administrative powers the committee is authorized to exercise.

Offerings. The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of our common stock on specified dates during such offerings. Each offering will include (through incorporation of the provisions of the ESPP by reference in the document comprising the offering or otherwise) the period during which the offering will be effective, which period will not exceed 27 months.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined by the board in each offering) for the purchase of our common stock under the ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of our common stock on the first date of an offering; or (ii) 85% of the fair market value of a share of our common stock on the date of purchase. The plan administrator will establish a maximum number of shares that may be purchased by a participant during any offering period or purchase period.

Eligibility. Purchase rights may be granted only to our employees or, as the board may designate and in accordance with the provisions of the ESPP, to employees of a related corporation or an affiliate. Except as provided in the ESPP or as required by applicable law, an employee will not be eligible to be granted purchase rights unless, on the offering date, the employee has been in our employ or the employ of the related corporation or the affiliate, as the case may be, for such continuous period preceding such offering date as the board may (unless prohibited by applicable law) require, but in no event will the required period of continuous employment be equal to or greater than two years. The board may also provide (unless prohibited by applicable law) that no employee will be eligible to be granted purchase rights under the ESPP unless, on the offering date, such employee’s customary employment, the related corporation or the affiliate is more than 20 hours per week and more than five months per calendar year or such other criteria as the board may determine consistent with Section 423 of the Code with respect to the 423 component. The board may also exclude (unless prohibited by applicable law) from participation in the ESPP or any offering any employees who are “highly compensated employees” (within the meaning of Section 423(b)(4)(D) of the Code), or a subset of such highly compensated employees.

Purchase Rights; Purchase Price. On the first day of each offering period (each such date, an “offering date”), each eligible employee, pursuant to an offering made under the ESPP, will be granted a purchase right to purchase up to that number of shares of common stock purchasable either with a percentage of earnings (as defined by the board in each offering) or with a maximum dollar amount, as designated by the board, but in either case not exceeding 15% of such employee’s earnings (as defined by the board in each offering) during the period that begins on the offering date (or such later date as the board determines for a particular offering) and ends on the date stated in the offering.

The purchase price of shares of common stock acquired pursuant to purchase rights will be no less than the lesser of (i) an amount equal to 85% of the fair market value of the shares of common stock on the offering date or (ii) an amount equal to 85% of the fair market value of the shares of common stock on the applicable purchase date.

Capitalization Adjustment. In the event of a Capitalization Adjustment, the board will appropriately and proportionately adjust (i) the class(es) and maximum number of securities subject to the ESPP, (ii) the class(es) and maximum number of securities by which the share reserve is to increase automatically each year, (iii) the class(es) and number of securities subject to, and the purchase price applicable to outstanding offerings and purchase rights and (iv) the class(es) and number of securities that are the subject of the purchase limits under each ongoing offering. The board will make these adjustments, and its determination will be final, binding and conclusive.

Capitalization Adjustment, under the ESPP, is defined as any change that is made in, or other events that occur with respect to, the common stock subject to the ESPP or subject to any purchase right after the date the ESPP is adopted by the board without the receipt of consideration by us through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other similar equity restructuring transaction, as that term is used in Financial Accounting Standards Board Accounting Standards Codification Topic 718 (or any successor thereto). Notwithstanding the foregoing, the conversion of any convertible securities of ours will not be treated as a Capitalization Adjustment.

Corporate Transactions. In the event of a Corporate Transaction, then (i) any surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) may assume or continue outstanding purchase rights or may substitute similar rights (including a right to acquire the same consideration paid to the stockholders in the Corporate Transaction) for outstanding purchase rights or (ii) if any surviving or acquiring corporation (or its parent company) does not assume or continue such purchase rights or does not substitute similar rights for such purchase rights, then the participants’ accumulated contributions will be used to purchase shares of common stock within ten business days (or such other period specified by the board) prior to the Corporate Transaction, and the purchase rights will terminate immediately after such purchase.

A Corporate Transaction, under the ESPP, is defined as the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) a sale or other disposition of all or substantially all, as determined by the board in its sole discretion, of the consolidated assets of ours and our subsidiaries; (ii) a sale or other disposition of more than 50% of our outstanding securities; (iii) a merger, consolidation or similar transaction following which we are not the surviving corporation; or (iv) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately preceding the merger, consolidation or similar transaction are converted or exchanged by virtue of the merger, consolidation or similar transaction into other property, whether in the form of securities, cash or otherwise.

ESPP Amendment or Termination. Our board of directors has the authority to amend or terminate our ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent; provided, the board of directors may amend the terms of the ESPP and/or of an outstanding purchase right granted thereunder, to exempt any outstanding purchase right or future purchase right that may be granted under the ESPP from or to allow any such purchase rights to comply with Section 409A of the Code. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Outstanding Equity Awards

The following table provides information concerning outstanding equity awards as of December 31, 2025:

	Option Awards				Stock Awards
Name and principal position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price (s)	Option expiration date	Number of Shares that have not yet vested	Market value of shares of stock that have not vested*	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chris Cooper, Chief Executive Officer	-	-	-	-	-	-	-	-
Mihir Dange, Former Chief Executive Officer	-	-	-	-	-	-	-	-
Simon Oxley, Former Chief Financial Officer	-	-	-	-	1,522,376	415,608	-	-
Gregory Surette, Former Chief Strategy Officer	-	-	-	-	1,319,199	360,141	-	-

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2025 Equity Incentive Plan	5,984,957		$14,557,181
2025 Employee Stock Purchase Plan	-	$-	1,000,000
Equity compensation plans not approved by stockholders:
None	-	$-	-
Total:	5,984,957	$-	15,557,181

(A)	The number in this column represents the number of shares issuable under outstanding Restricted Stock Unit awards (“RSUs”) based on the maximum award level.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Based solely upon information made available to us, the following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 16, 2026 by (i) each principal stockholder, (ii) each director; (iii) each of the executive officers; and (iv) all executive officers and directors as a group. Other than the holders listed below, we do not know of any person who beneficially owns more than 5% of our Common Stock as of April 16, 2026. Except as otherwise indicated in footnotes to this table or, where applicable, to the extent authority is shared by spouses under community property laws, to our knowledge, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Five Percent Holders
RESC Renewables Holdings, LLC(1)(2)(3)	66,936,867	22.63%
Encore DEC, LLC(1)(2)(3)	21,683,000	7.33%
Randy Soule(1)(2)(3)	5,941,040	2.01%
GL Part SPV I, LLC(4)(5)(6)	14,187,115	4.80%
GL Part SPV II, LLC(4)(5)(6)	20,588,185	6.96%
EEME Energy SPV I, LLC(4)(5)(6)	75,166,220	25.42%
Sky MD, LLC(7)	11,843,859	4.00%
Directors and Executive Officers(8)
Christopher Cooper	-	*
Pamela Abowd(9)	8,000	*
Carter McCain(10)(11)	7,000	*
Sanford Cockrell(10)	-	*
Si-Yeon Kim(10)	-	*
Wray Thorn(12)	257,332	*
Harvey Schnitzer	-	*
All executive officers and directors as a group (8 persons)	270,332	*

* Less than 1%

(1)	The business address of RESC Renewables Holdings, LLC is 14830 Kivett Lane, Reno, NV 89521. Randy Soule owns all of the membership interests in RESC Renewables Holdings, LLC and has sole voting and investment authority over the shares of our Common Stock indicated in the table.
(2)	The business address of Encore DEC, LLC is 425 Western Rd. #102, Reno, NV 89506. Randy Soule owns all of the membership interests in RESC Renewables Holdings, LLC and has sole voting and investment authority over the shares of our Common Stock indicated in the table.
(3)	The business address of Mr. Soule is 14830 Kivett Lane, Reno, NV 89521. In addition to the shares held by him individually, Mr. Soule, through his ownership of all of the membership interests in RESC Renewables Holdings, LLC, also beneficially owns the shares of our Common Stock held by RESC Renewables Holdings, LLC.
(4)	The business address of GL Part SPV I, LLC is 30 N Gould Street, Suite R, Sheridan, Wyoming 82801. Majique Ladnier is the sole member of GL Part SPV I, LLC and has sole voting and investment authority over the shares of our Common Stock.
(5)	The business address of GL Part SPV II, LLC is 30 N Gould Street, Suite R, Sheridan, Wyoming 82801. Majique Ladnier is the sole member of GL Part SPV II, LLC and has sole voting and investment authority over the shares of our Common Stock.
(6)	The business address of EEME Energy SPV I, LLC is 30 N Gould Street, Suite R, Sheridan, Wyoming 82801. Majique Ladnier is the sole member of EEME Energy SPV I, LLC and has sole voting and investment authority over the shares of Common Stock.
(7)	The business address of Sky MD, LLC is 149 Sussex Street, Jersey City, NJ 07302. Mihir Dange, former CEO, is the sole member of Sky MD, LLC and has sole voting and investment authority over the shares of Common Stock.
(8)	Unless otherwise noted, the business address of each of XCF’s directors and officers is 2500 CityWest Boulevard, Suite 150 - 138, Houston, TX 77042.
(9)	Upon closing of the Business Combination, Ms. Abowd received an award of restricted stock units representing 45,000 shares of our Common Stock. The restricted stock units will vest over a period of five years with the first vesting to occur on the first anniversary of the award.
(10)	Each of these members of the Board of Directors will receive an award of restricted stock units representing 100,000 shares of our Common Stock in connection with their joining the Board of Directors of XCF. The restricted stock units will vest over a period of four years with the first vesting to occur on the first anniversary of the award.
(11)	Consists of 7,000 shares of Class A Common Stock held by Mr. McCain’s spouse. Mr. McCain may be deemed to beneficially own these securities pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, although he disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Focus Impact Partners, LLC beneficially owns 257,332 shares of our Common Stock. Mr. Thorn is a Partner and Co-Founder of Focus Impact Partners, LLC and, as a result, may be deemed to share beneficial ownership of the shares held by Focus Impact Partners, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

The Audit Committee of the Board of Directors (or, to the extent applicable, our disinterested directors) is responsible for reviewing all transactions between the Company and any officer or Director of the Company or any entity in which an officer of Director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties.

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

GL Part SPV I, LLC

Convertible Promissory Notes

During 2023, GL, a Legacy XCF stockholder and current holder of shares of our common stock, agreed to loan $202,383 to Legacy XCF for operating capital. From January 1, 2024 to February 14, 2024, GL loaned an additional $1,008,000 to Legacy XCF. The loans made pursuant to the applicable loan agreements were interest bearing at 10% per annum, unsecured, and convertible into shares of Legacy XCF common stock at a conversion price equal to $1.00 per share. On February 14, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which $1,210,383 of the aggregate principal amount under the prior loans were consolidated into one convertible promissory note issued by Legacy XCF in an equivalent principal amount, interest rate and conversion terms. GL subsequently exercised its right to convert the $1,210,383 of principal and $9,487 in accrued interest into 1,219,870 shares of Legacy XCF common stock. On February 26, 2024, Legacy XCF and GL entered into a note purchase agreement pursuant to which GL agreed to purchase, and Legacy XCF agreed to sell and issue to GL, a convertible promissory note in the principal amount of $600,000. The convertible note provided for an interest rate of 10% per annum, unsecured, with the principal amount plus any accrued interest convertible into shares of Legacy XCF common stock at a conversion price equal to $1.00 per share. GL subsequently exercised its right to convert the $600,000 of principal and $164 in accrued interest into 600,164 shares of Legacy XCF common stock. GL initially became a Legacy XCF stockholder through its purchase of 20,450,000 shares of Legacy XCF common stock for an aggregate purchase price of $20,450 pursuant to a stock purchase agreement dated September 14, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table provides the aggregate fees billed for professional services rendered by the Company’s principal accountants, Grant Thornton LLP (“Grant Thornton”), in the categories indicated during each of the two fiscal years ended December 31, 2025 and 2024:

Grant Thornton Fees

Services Rendered	2025	2024
Audit Fees(1)	$978,366	$633,450
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
	$978,366	$633,450

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of the Company’s financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of the Company’s quarterly financial statements, assistance and review of documents filed with the Securities and Exchange Commission, consents, and comfort letters and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit-Related Fees. This category includes fees for assurance and related professional services associated with due diligence related to mergers and acquisitions, consultation on accounting standards or transactions, internal control reviews and assistance with internal control reporting requirements, services related to the audit of employee benefit plans, and other attestation services not required by statute or regulation.

(3)	Tax Fees. This category includes fees for professional services provided related to tax compliance, tax planning and tax advice.

(4)	All Other Fees. There were no other fees paid to Grant Thornton.

Services Approved by Audit Committee

All audit fees were approved by the audit committee, pursuant to Item 2-01(c)(7)(i)(C) of Regulation S-X.

Pre-Approval Policy

The Audit Committee approves in advance all audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC rules on auditor independence and has pre-approved certain specified audit and non-audit services to be provided by Grant Thornton for up to twelve (12) months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits.

Exhibit No.	Description
2.1+	Business Combination Agreement, dated March 11, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on March 12, 2024)
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of November 29, 2024, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on December 5, 2024)
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on April 7, 2025)
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of April 4, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
2.5	Waiver of Closing Conditions dated as of June 5, 2025, by and among Focus Impact, NewCo, Merger Sub 1, Merger Sub 2 and XCF (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 6, 2025)
2.6	Membership Interest Purchase Agreement by and among RESC Renewables Holdings, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.24 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.7	Membership Interest Purchase Agreement by and among Randy Soule and GL Part I SPV, LLC and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.25 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.8	Security Agreement-Pledge between XCF Global Capital, Inc. and RESC Renewables Holdings, LLC (incorporated by reference to Exhibit 10.26 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.9+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Good Steward Biofuels FL, LLC (incorporated by reference to Exhibit 10.27 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
2.10+	Asset Purchase Agreement by and between XCF Global Capital, Inc. and Southeast Renewables LLC (incorporated by reference to Exhibit 10.28 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.2	Warrant Agreement dated as of October 4, 2021 between Focus Impact BH3 Acquisition Company (formerly known as Crixus BH3 Acquisition Company) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on October 7, 2021)
4.3	Warrant Assignment and Assumption Agreement (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of XCF Global, Inc filed with the SEC on March 31, 2026)
10.1+**	License Agreement by and between Axens North America, Inc. and New Rise Renewables Reno, LLC (incorporated by reference to Exhibit 10.30 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.2+**	Operation and Maintenance Agreement (Reno, Nevada Facilities) by and between Orion Plant Services, Inc., and New Rise Renewables Reno, LLC (incorporated by reference to Exhibit 10.31 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.3**	Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.32 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.4	Addendum 1 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.33 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.5	Addendum 2 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.34 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.6	Addendum 3 to Supply and Offtake Agreement Between Ryze Renewables Reno, LLC and Phillips 66 Company (incorporated by reference to Exhibit 10.35 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.7	Addendum 4 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.36 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.8	Addendum 5 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.37 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.9**	Addendum 6 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.38 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.10**	Addendum 7 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.39 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.11+**	Development Services Contract for Sustainable Aviation Fuel Facility between New Rise SAF Renewables LLC and Encore Management and Consulting LLC (incorporated by reference to Exhibit 10.40 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.12+**	Construction Services Contract for Plant Conversion to ‘SAF’ (Sustainable Aviation Fuel) between New Rise Renewables Reno, LLC and Encore DEC LLC (incorporated by reference to Exhibit 10.41 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.13+**	Purchase and Sale Agreement by and between Twain GL XXVIII, LLC, as Buyer, and New Rise Renewables Reno, LLC (f/k/a Ryze Renewables Reno, LLC), as Seller (incorporated by reference to Exhibit 10.42 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.14+**	Ground Lease by and between Twain GL XXVIII, LLC, as Landlord and New Rise Renewables Reno, LLC, as Tenant (incorporated by reference to Exhibit 10.43 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.15+**	Loan Agreement, effective as of December 6, 2017, by and between Jefferson Financial Federal Credit Union, as Lender, Ryze Renewables Reno, LLC, , as Borrower and Ryze Renewables, LLC, as Guarantor (incorporated by reference to Exhibit 10.44 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.16	Promissory Note 1A, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.45 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.17	Promissory Note 1B, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.46 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.18	Promissory Note 2A, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.47 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.19	Promissory Note 2B, dated December 6, 2017, by Ryze Renewables Reno, LLC, as maker, to Jefferson Financial Federal Credit Union, as lender (incorporated by reference to Exhibit 10.48 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.20	Convertible Promissory Note dated November 15, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.50 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.21	Convertible Promissory Note dated December 6, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.51 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.22	Convertible Promissory Note dated December 31, 2024 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.52 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.23	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.53 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)

Exhibit No.	Description
10.24	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Focus Impact Partners, LLC, as Holder (incorporated by reference to Exhibit 10.54 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.25	Convertible Promissory Note dated January 14, 2025 between XCF Global Capital, Inc., as Maker, and Sky MD, LLC, as Holder (incorporated by reference to Exhibit 10.55 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.26	Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.27	Promissory Note dated February 19, 2025 between XCF Global Capital, Inc. as Maker, and RESC Renewables Holdings, LLC, as Holder (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.28	Simon Oxley Employment Term Sheet (incorporated by reference to Exhibit 10.56 to the Form S-4 Registration Statement of Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. initially filed with the SEC on July 31, 2024)
10.29	Strategic Consulting Agreement dated February 19, 2025, between XCF Global Capital, Inc. and Focus Impact Partners, LLC (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.30*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Mihir Dange (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.31*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Simon Oxley (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.32*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Surette (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.33*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory Savarese (incorporated by reference to Exhibit 99.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)
10.34*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jae Ryu (incorporated by reference to Exhibit 99.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on February 21, 2025)

Exhibit No.	Description
10.35	First Amendment, dated April 17, 2025, to Promissory Note dated February 13, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.36	Promissory Note dated April 17, 2025, between XCF Global Capital, Inc. as Maker, and GL Part SPV I, LLC, as Holder (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.37	Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.38	First Amendment, dated April 17, 2025, to Promissory Note dated January 31, 2025, between XCF Global Capital, Inc. as Maker, and Innovativ Media Group, Inc., as Holder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.39	Promissory Note dated May 1, 2025, between XCF Global Capital, Inc. as Maker, and Narrow Road Capital, Ltd., as Holder (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.40	Promissory Note dated May 14, 2025, between XCF Global Capital, Inc. as Maker, and Gregory Segars Cribb, as Holder (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.41	Purchase Agreement dated May 30, 2025, by and between Helena Global Investment Opportunities I Ltd, Focus Impact BH3 NewCo, Inc. and XCF Global Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.42	Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc., as Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.43	Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.44*	Employment Agreement dated April 16, 2025, between XCF Global Capital, Inc. and Pamela M. Abowd (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.45*	Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)

Exhibit No.	Description
10.46	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.47	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory R. Surette (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.48	Addendum, dated April 13, 2025, to Employment Agreement dated February 14, 2025, between XCF Global Capital, Inc. and Gregory P. Savarese (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.49	Separation Agreement between XCF Global Capital, Inc. and Joseph F. Cunningham (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.50	Separation Agreement between XCF Global Capital, Inc. and Stephen Goodwin (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Focus Impact BH3 Acquisition Company filed with the SEC on June 3, 2025)
10.51	Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc., Focus Impact BHAC Sponsor, LLC, and the Core Equityholders named therein (incorporated by reference to Exhibit 10.51 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.52	Resale Shelf Registration Rights Agreement dated as of June 6, 2025 by and among XCF Global, Inc. and the Holders named therein (incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.53	Agreement Regarding Board Nomination Rights dated as of June 6, 2025 by and between XCF Global, Inc. and Focus Impact BHAC Sponsor, LLC (incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.54	Form of Voting Agreement (incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.55	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.56	Form of Lock-up Waiver Agreement (incorporated by reference to Exhibit 10.56 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.57*	Employment Agreement between XCF Global, Inc. and Mihir Dange (incorporated by reference to Exhibit 10.57 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.58*	Employment Agreement between XCF Global, Inc. and Simon Oxley (incorporated by reference to Exhibit 10.58 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)

Exhibit No.	Description
10.59*	Employment Agreement between XCF Global, Inc. and Gregory Surette (incorporated by reference to Exhibit 10.59 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.60*	Employment Agreement between XCF Global, Inc. and Gregory Savarese (incorporated by reference to Exhibit 10.60 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.61*	Employment Agreement between XCF Global, Inc. and Pamela Abowd (incorporated by reference to Exhibit 10.61 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.62*	Employment Agreement between XCF Global, Inc. and Jae Ryu (incorporated by reference to Exhibit 10.62 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.63*	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.63 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.64*	2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.64 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.65*	Employment Agreement between XCF Global, Inc. and Jonathan Seeley (incorporated by reference to Exhibit 10.65 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.66	Forbearance Agreement by and between Twain GL XXVIII, LLC, New Rise Renewables Reno, LLC and XCF Global, Inc. (incorporated by reference to Exhibit 10.66 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
10.67	Amendment No. 1, dated as of July 10, 2025, to Promissory Note dated May 30, 2025, by and between Focus Impact BH3 NewCo, Inc., as Borrower, XCF Global Capital, Inc. and Helena Global Investment Opportunities I Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on July 10, 2025)
10.68	Amendment dated July 10, 2025 Share Issuance Agreement dated as of May 30, 2025 between XCF Global Capital, Inc. and Randall Soule (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on July 10, 2025)
10.69	Convertible Note Purchase Agreement, dated as of July 29, 2025 by and between XCF Global, Inc. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on August 01, 2025)
10.70	Promissory Note between XCF Global, Inc. and Skyfall Capital Ltd dated October 22, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-Kof XCF Global, Inc. filed with the SEC on October 27, 2025)

Exhibit No.	Description
10.71	Promissory Note between XCF Global, Inc. and YBR Advisors Inc. dated October 22, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-Kof XCF Global, Inc. filed with the SEC on October 27, 2025)
10.72*	Employment Agreement between Christopher Cooper and XCF Global, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2025)
10.73**	Addendum 9 to Supply and Offtake Agreement Between New Rise Renewables Reno, LLC (as successor to Ryze Renewables Reno, LLC) and Phillips 66 Company (incorporated by reference to Exhibit 10.73 to the Amendment No. 1 on Form S-1 filed with the SEC on November 16, 2025)
10.74	Summary Indicative Term Sheet (Binding) XCF Global, Inc. and New Rise Australia Pty. Ltd. dated as of October 9, 2025 (incorporated by reference to Exhibit 10.74 to the Amendment No. 1 on Form S-1 filed with the SEC on November 16, 2025)
10.75	Amendment No. 1 to Promissory Note dated as of November 19, 2025, by and between XCF Global Capital, Inc. and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.76	Amendment No. 2 to Promissory Note dated as of November 19, 2025, by and between XCF Global Capital, Inc. and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.77	Loan Acknowledgment and Conversion Agreement dated as of November 19, 2025 by and between XCF Global, Inc., New Rise Renewables Reno, LLC and GL Part SPV I, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.78	Payable Acknowledgment and Settlement Agreement dated as of November 19, 2025 by and among XCF Global, Inc., New Rise Renewables Reno LLC and Encore DEC, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.79	Encore Company Support Agreement Dated November 24, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.80	Focus Impact Company Support Agreement Dated November 24, 2025 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 26, 2025)
10.81	Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global, Inc., Southern Energy Renewables, Inc., DevvStream Corp. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2026)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of XCF Global, Inc filed with the SEC on June 12, 2025)
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K, filed with the SEC on March 31, 2026)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). ***
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). ***
97.1	Clawback Policy (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of XCF Global, Inc filed with the SEC on March 31, 2026)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Executive management contract or compensatory plan or arrangement.
**	Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted (indicated by “[***]”) as the registrant has determined that the omitted information (i) is not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.
***	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2026

XCF GLOBAL, INC.

By:	/s/ Christopher Cooper
Christopher Cooper
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Cooper	Chief Executive Officer, Director	April 28, 2026
Christopher Cooper	(Principal Executive Officer)

/s/ Harvey Schnitzer	Chief Financial Officer	April 28, 2026
Harvey Schnitzer	(Principal Financial and Accounting Officer)

*	Director	April 28, 2026
Wray Thorn

*	Director	April 28, 2026
Sanford Cockrell

*	Director	April 28, 2026
Si-Yeon Kim

*	Director	April 28, 2026
Carter McCain

