Form 10-Q
period 2026-03-31
XCF Global, Inc.
filed 2026-05-15
CIK 2019793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2026, there were 332,563,485 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. These factors include:

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

While forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this quarterly report, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company.

XCF GLOBAL, INC.

2

PART I. FINANCIAL INFORMATION

Item 1.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,047,539	$154,937
Restricted cash	4,295	4,295
Accounts receivable, net	1,150,086	24,550,762
Related party receivables	739,917	739,917
Other receivable	950,000	1,076,080
Inventory, net	38,752	337,971
Other current assets	294,465	784,645
Total current assets	4,225,054	27,648,607

Security deposit	300,000	1,500,000
Property, plant and equipment	398,438,283	390,323,968
TOTAL ASSETS	$402,963,337	$419,472,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,168,907	$48,122,947
Related party payable	16,701,982	16,701,982
Loans payable to related party	593,231	593,231
Notes payable, current portion	121,254,888	121,915,613
Warrant liabilities	5,316,300	751,800
Accrued expenses and other current liabilities	71,802,763	60,928,865
Total current liabilities	244,838,071	249,014,438

Financial liability, net of closing costs	132,815,971	132,806,188
TOTAL LIABILITIES	377,654,042	381,820,626

Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 290,948,677 and 206,473,533 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	29,092	20,646
Additional paid-in capital	59,818,303	54,356,988
Accumulated deficit	(34,538,100)	(16,725,685)
TOTAL STOCKHOLDERS’ EQUITY	25,309,295	37,651,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,963,337	$419,472,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$348,688	$-
Cost of sales	660,938	-
Gross loss	(312,250)	-
Operating expenses:

Operating expenses	3,435,684	1,546,865
General and administrative expenses	3,970,083	3,782,785
Severance expense, net	(14,516)	-
Professional fees	2,634,006	576,635
Total operating expenses	10,025,257	5,906,285

Loss from operations	(10,337,507)	(5,906,285)

Other income (expense)
Change in the fair value of notes payable	(142,858)	(45,000)
Change in fair value of warrants	(4,564,500)	-
Interest income (expense), net	(3,083,569)	(1,498,905)
Other income (expense), net	316,019	(17,011)
Total other income (expense)	(7,474,908)	(1,560,916)

Net loss	$(17,812,415)	$(7,467,201)

Loss per common share, basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	241,039,943	159,272,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Month Period Ended March 31, 2026
	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total
	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2025	206,473,533	$20,646	$54,356,988	$(16,725,685)	$37,651,949
ELOC at the market stock sales	15,200,000	1,519	2,678,710	–	2,680,229
EEME Energy SPV LLC capital raise	69,000,000	6,900	6,893,100	–	6,900,000
BTIG, LLC, stock issued in settlement	275,144	27	69,308	–	69,335
Stock based compensation expense (benefit) associated with restricted stock units	–	–	(4,704,128)	–	(4,704,128)
Non-employee share-based payments	–	–	524,325	–	524,325

Net loss	–	–	–	(17,812,415)	(17,812,415)
Balance as of March 31, 2026	290,948,677	$29,092	$59,818,303	$(34,538,100)	$25,309,295

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Period Ended March 31, 2025
	Members’ Contributions, Net of	Members’	Common Stock		Additional Paid in	Accumulated	Total
	Distributions	Deficit	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	$–	$–	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization	–	–	42,850,576	42,851	(70,313,190)	(18,269,283)	(88,539,622)
Balance as of December 31, 2024, as adjusted	-	-	183,078,394	183,078	-	(47,287,474)	(47,104,396)
Net loss	-	-	-	-	-	(7,467,201)	(7,467,201)
Balance at March 31, 2025	$-	$-	183,078,394	$183,078	$-	$(54,754,675)	$(54,571,597)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(17,812,415)	$(7,467,201)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation expense (benefit)	(4,704,128)	-
Non-employee share-based payments	524,325	–
Change in fair value of notes payable	142,858	45,000
Change in fair value of loans payable to related party	–	(19,000)
Common stock issued to vendor	69,335	-
Change in fair value of warrant liabilities	4,564,500	-
Bad debt expense	1,655,291	-
Changes in operating assets and liabilities:
Accounts receivable	21,745,385	-
Related party receivable	–	(65,180)
Inventories	299,219	–
Security deposit	1,200,000	–
Other current assets	616,260	141,389
Related party payable	–	700,001
Accounts payable	(18,954,040)	1,253,849
Loans payable to related party	–	47,681
Accrued expenses and other current liabilities	6,317,874	2,056,993
Net cash used in operating activities	(4,335,536)	(3,306,468)
Cash flows from investing activities:
Cash acquired in Acquisition	–	220,897
Cash paid for construction in progress	(2,695,771)	(1,150,996)
Net cash used in investing activities	(2,695,771)	(930,099)
Cash flows from financing activities:
Proceeds from member contributions	–	4,387,000
Payment of GNCU loans	(450,000)	–
Payment of financial liability	(450,000)	–
ELOC at the market stock sales	2,680,229	–
Proceeds for common stock issued to EEME	6,900,000	–
Repayment of note payable	(756,320)	–
Net cash provided by financing activities	7,923,909	4,387,000

Net increase in cash, cash equivalents and restricted cash	892,602	150,433
Cash, cash equivalents and restricted cash at beginning of year	159,232	413,006
Cash, cash equivalents and restricted cash at the end of year	$1,051,834	$563,439

Supplemental disclosure of cash flow information
Cash paid for interest	$991,304	$–

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Capitalization of debt closing costs to construction in progress	$53,825	$53,825
Issuance of common stock in exchange for members’ equity in Acquisition	$–	$1,068,562,000
Assumption of net assets (liabilities) in Acquisition	$–	$(93,647,521)
Issuance of membership units to settle related party payables	$–	$500,000
Interest capitalization on notes payable	$2,789,859	$2,955,225
Interest capitalization on financial liability	$3,037,848	$2,602,808

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

In connection with the completion of the Business Combination described below under “Business Combination,” XCF Global Capital, Inc., a Nevada corporation (referred to herein as “Legacy XCF”), became a wholly-owned subsidiary of New XCF. Legacy XCF was formed in January 2023, and was founded to develop, operate and invest in renewable energy assets and production facilities. Throughout 2023, Legacy XCF identified acquisition targets in Nevada, Florida, and North Carolina as the foundation for the Company’s first production of sustainable aviation fuel (“SAF”), a synthetic kerosene derived from waste- and residue-based feedstocks such as waste oils and fats, green and municipal waste, and non-food crops and, currently, blended with conventional Jet-A fuel. We are committed to reducing the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. Though we are focused on promoting and accelerating the decarbonization of the aviation industry through SAF, we may, opportunistically, produce other renewable products such as renewable diesel, a renewable fuel, and bio-based glycerol, also known as natural glycerin, which is used in healthcare, food, and cosmetics industries. We believe there is a market opportunity in the aviation and renewable sectors as a result of a combination of regulatory support, industry-led demand and end-user commitment. The actual market environment may evolve differently from our expectations and is subject to a variety of external forces such as government regulation and technological development that may impact the market opportunity. New XCF intends to build a nationwide portfolio of SAF and renewable fuels production facilities that use waste- and residue-based feedstocks at competitive production costs. We also intend to implement a fully integrated business model from feedstock supply and production to marketing and sales of SAF. New XCF is currently one of the few publicly traded renewable fuels companies primarily focused on SAF and renewable fuels in the United States, with the stated intention to be a majority SAF producer, distinguishing itself from peers that are predominantly legacy crude oil refiners. We intend to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. We also own dormant biodiesel plants located in Fort Myers, Florida and Wilson, North Carolina that we intend to further build-out and reconstruct SAF, renewable fuels and/or associated SAF-related infrastructure. We are continuing to evaluate the role of each of the Fort Myers, Florida and Wilson, North Carolina facilities within New XCF’s broader SAF and biofuels value chain.

On January 23, 2025 and February 19, 2025, Legacy XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC. (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of XCF Global Capital, Inc. (“Legacy XCF”). New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016 for the purpose of owning 100% of New Rise Renewables Reno, LLC (“New Rise Reno”). New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada. New Rise Reno’s activities have primarily consisted of acquiring plant assets, infrastructure development and construction, and other pre-operational expenditures. In February 2025, New Rise Reno began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of neat SAF and renewable naphtha began in March 2025. During the initial phase of production ramp-up, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion. Such final project acceptance has not yet been completed. While ramp-up processes are being undertaken and until final plant acceptance, management has made the determination to temporarily produce and sell renewable diesel, a byproduct of SAF production, which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, and without any additional modifications to the facility. In May 2025, New Rise Reno began selling renewable diesel under its Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). The P66 Agreement was canceled on May 1, 2026 and the Company entered into a Renewable Fuel Tolling Agreement with BGN, an independent global energy and commodities group, pursuant to which it is anticipated that the Company will provide the following services to BGN both at its New Rise Reno facility and, potentially, a second, future XCF facility:

●	Inside-the-Fence Logistics: Receipt, handling, and management of feedstock inventory;
●	Production/Refining: Processing BGN-owned feedstock into Sustainable Aviation Fuel (SAF) and Renewable Naphtha;
●	Storage and Blending: Provision of tankage for feedstocks and finished products, including blending services to meet commercial specifications; and,
●	Marketing Support: Coordination with BGN’s sales and logistics teams per the existing MOU

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

The Business Combination closed on June 6, 2025 (the “Closing Date”). As a result of the Business Combination, NewCo, subsequently changed its name to XCF Global, Inc. and became a new publicly traded company on NASDAQ (Nasdaq: SAFX).

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

Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy XCF issuing stock for the net assets (liabilities) of Focus Impact, accompanied by a recapitalization. The net assets of Focus Impact are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities, and results of operations prior to the Business Combination are those of Legacy XCF. All periods prior to the Business Combination have been retrospectively adjusted in accordance with the Business Combination Agreement for the equivalent number of common shares outstanding immediately after the Business Combination to affect the reverse recapitalization. Additionally, all outstanding convertible notes were adjusted in accordance with their terms, which will, among other changes to the convertible note terms, result in proportionate adjustments being made to the number of shares issuable upon exercise of such convertible notes and to the exercise and redemption prices of such convertible notes. The number of shares for all periods prior to the Closing Date have been retrospectively decreased using the exchange ratio that was established (the “Exchange Ratio”).

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

In connection with the Business Combination, we incurred a total of approximately $17,011,496 of transaction costs, consisting of legal and other professional fees, of which $6,923,808 was recorded to additional paid-in capital, and $10,087,688 was recorded as an expense in professional fees on the unaudited condensed consolidated statements of operations. All contractual receivables are expected to be collected.

Conversion of Convertible Note to related party

In connection with the closing of the Business Combination, an outstanding Legacy XCF convertible note-to-related party with an aggregate principal amount of $100,000,000 was converted into 10,000,000 shares of New XCF Class A common stock.

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

ELOC Agreement

On May 30, 2025, New XCF and Legacy XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, New XCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of New XCF, subject to the conditions set forth therein. At issuance, the fair value of the ELOC Agreement was zero. As of March 31, 2026, the Company has sold 17,350,000 shares of Class A common stock raising $2,944,118 net of commissions due Helena related to these At the Market (“ATM”) stock sales and before note payments to Skyfall Capital and YBR Advisors.

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

Proposed Transaction with Southern Energy Renewables and DevvStream Corp.

On January 26, 2026, the Company entered into a binding term sheet (the “Term Sheet”) with Southern Energy Renewables, Inc., a Louisiana corporation (“Southern”), DevvStream Corp., an Alberta corporation (“DEVS”), and EEME Energy SPV I LLC (“EEME”), which sets forth the principal terms and conditions of a proposed business combination and related financing transactions (collectively, the “Proposed Transaction”). Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of the Company, with Southern and DEVS surviving, and their respective stockholders receiving shares of Class A common stock of the Company, par value $0.0001 per share, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF. EEME is a related party and is the majority shareholder of New XCF.

In connection with and to support the Proposed Transaction, the Company agreed to invest $10,000,000 to convert and build out its New Rise Reno facility for sustainable aviation fuel blending and related corporate purposes, to be funded through the sale by the Company to EEME of $10,000,000 Common Stock. During the three months ended March 31, 2026, EEME has purchased 69,000,000 shares of Common Stock for $6,900,000.

See Note 18 -- Subsequent Events for additional information concerning this Proposed Transaction.

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

Since inception through March 31, 2026, the Company has incurred recurring losses from operations. The loss from operations was $10,337,507 and $5,906,285, for the three months ended March 31, 2026, and 2025, respectively. The Company had an accumulated deficit of $34,538,100 and current liabilities of $244,838,071 as of March 31, 2026. The Company has cash equivalents, excluding restricted cash, of $1,047,539 at March 31, 2026. Management believes that operating losses and negative operating cash flows will continue into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

If we are not able to secure adequate additional funding when needed, we will need to reevaluate the Company’s operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs or cease operations entirely. These actions could materially impact our business, results of operations and future prospects. There can be no assurance that in the event we require additional financing, such financing will be available on terms that are favorable, or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending would have a material adverse effect on our ability to achieve our intended business objectives.

Therefore, there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Change in Reporting Presentation

Previously, the Company presented professional fees payable as separate line items on the face of the condensed consolidated balance sheets. During the first quarter of 2026, the Company made a voluntary change in accounting presentation to reclassify the amounts to accounts payable and accrued expenses and other current liabilities. Prior period amounts of $7,845,379 and $2,697,000 have been reclassified to accounts payable and accrued expenses and other current liabilities, respectively, to conform to the current year presentation.

Previously, the Company presented the change in fair value of notes payable in the other income (expense) line item on the face of the condensed consolidated statement of operations. During the second quarter of 2025, the Company made a voluntary change in accounting presentation to reclassify the amounts to a separate line item. Prior period amounts of $(45,000) have been reclassified to change in fair value of notes payable, respectively, to conform to the current year presentation.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for New XCF and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q. They do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. All intercompany balances and transactions have been eliminated in consolidation. In the Company’s opinion, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation have been included.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the extended transition period and will adopt new or revised financial accounting standards upon the effective dates for non-emerging growth companies. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The Company reconciles cash, cash equivalents, and restricted cash reported in its consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s consolidated statements of cash flows as follows:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$1,047,539	$154,937
Restricted cash	4,295	4,295
Total cash, cash equivalents and restricted cash	$1,051,834	$159,232

Accounts Receivable, net

Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of March 31, 2026 and December 31, 2025.

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

On October 1, 2025, New Rise Reno entered into Amendment No. 9 to the P66 Agreement. The amendment modifies certain operational provisions of the P66 Agreement, including clarifying that Phillips 66 retains title to feedstock while such feedstock is stored at the New Rise facility and that title transfers to New Rise only when the feedstock exits storage tanks and enters process units for conversion. The amendment also grants Phillips 66 a continuing right, exercisable upon written notice, to require reloading of feedstock from storage tanks into railcars. As a result of Amendment No. 9, the feedstock is not controlled by New Rise Reno until entering the process for conversion and therefore, no raw material is recorded for the feedstock held in storage at the New Rise Reno facility.

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

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of March 31, 2026, no machinery, equipment or operation plant had been placed in service and therefore there was no depreciation expense or accumulated depreciation as of the balance sheet date.

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

For the three months ending March 31, 2026, and 2025, no events were identified that would require a quantitative assessment for impairment. During the three months ending March 31, 2026, and 2025, no impairment expense was recognized.

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

The Note Payable - Polar was not settled at close of the Business Combination, and New XCF assumed the obligation. Pursuant to Section 1.5 and Section 1.6 of the Subscription Agreement, Polar gave notice to the Company, that as of June 17, 2025, the Company was in default of the agreement (“the Default Date”). Since the default continued for a period of five business days from the Default Date (the “Default”), the Company will issue 120,000 shares of common stock to Polar each month until the Default is cured (the “Default Shares – Polar”). For the period beginning June 17, 2025 and ending March 31, 2026, the Company has issued a total of 720,000 shares to Polar. It is delinquent in delivering the proper number of shares as called for by the Subscription Agreement by 480,000 Class A Common Stock.

Derivative Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreements qualify for liability accounting treatment and are recorded as derivative liabilities on the consolidated balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations during the period of change.

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

Severance Expense

Severance expenses consist of cash and stock-based compensation that may be paid to former executives and contractors as part of their severance agreement.

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes require a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

In November 2024, the FASB issued ASU 2024-04 (“ASU 2024-04”), Debt-Debt with Conversion and Other Options (Subtopic 470-20). The guidance in ASU 2024-04 clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company adopted ASU 2024-04 as of January 1, 2026, on a prospective basis. The adoption did not have a material impact on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarifications for Certain Contracts and Share-Based Consideration. The amendments refine the scope of ASC 815 by introducing a new exception for certain non-exchange-traded contracts whose underlying variables are based on the operations or activities of one of the contract parties, thereby reducing the number of arrangements requiring derivative accounting. The ASU also clarifies that share-based noncash consideration received from a customer is accounted for under ASC 606, measured at fair value at contract inception and recognized as revenue as performance obligations are satisfied, unless and until the instrument becomes subject to other applicable GAAP. ASU 2025-07 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2025-07 as of January 1, 2026. The adoption did not have a material impact on its unaudited condensed consolidated financial statements.

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

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of March 31, 2026. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. For the three months ended March 31, 2026, and March 31, 2025, $251,468 and $1,659,111 of net sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively

Sale of renewable diesel and environmental credits

The Company generates revenue from the sale of renewable diesel and transfer of related environmental credits when control is transferred to the customer. The amount of consideration to which the Company is entitled for the delivery of renewable diesel and environmental credits is based on pricing established in the contract that is indexed to commodity market prices and quantities sold. Revenue related to the sale of renewable energy and environmental credits is recognized at a point in time when control is transferred to the customer.

The table below presents the Company’s revenue disaggregated by revenue source for the three months ending:

	March 31, 2026	March 31, 2025
Revenue service line:
Renewable diesel products	$82,107	$-
Renewable diesel environmental credits	97,301	-
Naphtha product sales	169,280	-
Total revenue	$348,688	$-

NOTE 4. INVENTORY, NET

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$38,752	$337,971
Raw materials	-	-
Total inventory, net	$38,752	$337,971

As of March 31, 2026, finished goods inventory is stated net of net realizable value adjustments of $6,384. There were no raw materials inventory as of March 31, 2026 and December 31, 2025.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2026	2025
Construction in progress	$370,781,608	$362,667,293
Land	1,704,675	1,704,675
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,397,000	16,397,000
Total property, plant and equipment	$398,438,283	$390,323,968

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Accrued interest	$57,591,492	$49,989,414
Accrued separation expense	10,675,814	5,862,500
Other accrued expenses	3,535,457	5,076,951
Accrued expenses and other current liabilities	$71,802,763	$60,928,865

NOTE 7. NOTES PAYABLE

Greater Nevada Credit Union

As of March 31, 2026, and December 31, 2025, the Company has four notes payable to Greater Nevada Credit Union (“GNCU”, and collectively, the “GNCU Loan”) that are secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The loan was made in two tranches of $56,290,000 each. Each tranche is made up of a Note 1 for 80% of the tranche or $45,032,000 and a Note 2 for the remaining 20% or $11,258,000 of the tranche. The Note 1 in each tranche is guaranteed by the US Department of Agriculture Rural Development and bears an interest rate of Wall Street Journal Prime Rate plus 2%. Note 2 in each tranche bears interest at Wall Street Journal Prime Rate plus 7%. At March 31, 2026, the interest rates were 8.75% and 13.75% for Note 1 and Note 2, respectively. At December 31, 2025, the interest rates were 9.25% and 14.25% for Note 1 and Note 2 within each tranche, respectively. All interest is payable monthly. The maturity date for the GNCU Loan is December 6, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the notes. The monthly amortization is $14,681 and during the three months ending March 31, 2026 and 2025, $44,042 and $44,042, respectively, of debt closing costs have been capitalized as construction in progress. The balance of the GNCU Loan is presented net of the unamortized closing costs on the accompanying consolidated balance sheets. As of March 31, 2026, and December 31, 2025, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,055,305 and $2,099,347, respectively. As of March 31, 2026, and December 31, 2025, unpaid accrued interest on the notes payable was $22,565,770 and $20,266,902, respectively. Total interest expense for the three months ending March 31, 2026, and March 31, 2025, was $2,744,138 and $2,955,225, respectively.

Miscellaneous Notes

The Company also assumed several promissory note agreements as part of the Acquisition that occurred in February 2025. The aggregate notes payable balance was $1,981,084 and interest payable of $806,384 as of March 31, 2026. Interest on the promissory notes range from 8% - 12% per annum. Total interest expense for the three months ending March 31, 2026, and 2025, was $36,932 and $190,676, respectively. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have matured and the notes are payable on demand. Additionally, the Company elected the fair value option for measuring the fair value of one of its promissory notes assumed in the Acquisition. During the three months ending March 31, 2026, the Company recognized a gain of $16,802 as compared to a loss of $45,000 for the same period during 2025 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the consolidated statements of operations. As of March 31, 2026, the fair value of the promissory note was $606,667.

Narrow Road Capital Note

On May 10, 2025, Legacy XCF and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 280,000, shares of Legacy XCF common stock equivalent to 192,141 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. On November 21, 2025 the Company paid $140,000 in accrued interest. On October 8, 2025, the Company issued 68,214 of New XCF Class A common shares. On November 21, 2025, the Company issued 102,233 New XCF Class A common shares. Additionally, the Company elected the fair value option for measuring this promissory note. For the fair value calculation, the Company assumed that the note would be retired on December 31, 2026. During the three months ending March 31, 2026, and 2025, the Company recognized a gain of $35,641 and $0, respectively, in fair value adjustments related to the promissory note. The gain was recognized in other income (expense) in the consolidated statements of operations. As of March 31, 2026, the fair value of the note payable was $1,286,870.

Gregary Segars Cribb Note

On May 10, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i), or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 100,000 shares of Legacy XCF common stock equivalent to 68,622 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. Additionally, the Company elected the fair value option for measuring this promissory note. During the three months ending March 31, 2026, and 2025, the Company recognized a loss of $34,504 and $0, respectively, in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the consolidated statements of operations. As of March 31, 2026, the fair value of the note payable was $367,677.

Helena Global Investment Opportunities Note

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena” or “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the remaining Advanced Shares. The Company remeasured the derivative asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the consolidated statements of operation. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended December 31, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the unaudited condensed consolidated statement of operations. As of March 31, 2026 and December 31, 2025, the fair value of the derivative asset is $0.

As part of the Business Combination, the Company assumed $2,400,000 notes payable with a related debt discount of $400,000. On June 18, 2025, the Helena Note was paid off and settled as Helena sold 783,501 Advanced Shares and received an amount in cash proceeds equal to $2,400,000.

Polar Note

As a result of the Business Combination that closed June 6, 2025, the Company assumed a note payable from Polar with face value of $1,200,000. The Company elected the fair value option for valuing this loan and valued the loan at $6,480,632 at June 6, 2025. On October 8, 2025 and November 21, 2025, the Company assigned 480,000 and 240,000 shares for a total of 720,000 XCF New Class A shares. From the date of Business Combination when the Note was originally valued at $6,480,632 to December 31, 2025, the Company recognized a $5,042,024 gain due to the change in fair value which was recorded within change in the fair value of note payable in the consolidated statements of operation. For the three months ending March 31, 2026, the Company recognized a gain of $41,682 in fair value which is recorded within change in the fair value of note payable in the consolidated statements of operation. As of March 31, 2026, the fair value of the note payable due to Polar was $1,480,291.

Cohen & Company Securities Note

On July 7, 2025, Cohen & Company Securities, LLC (“CCS”) converted previously accrued $5,500,000 of success fees into a promissory note (the “CCS Note”). The CCS Note bears interest of 10% per annum compounded monthly, is unsecured, and is due December 31, 2026 (“Maturity Date”). Commencing on June 30, 2025, interest is payable in kind or cash at the election of the Company by accruing such interest in arrears on the last day of each month. Beginning on September 6, 2025, and on each month thereafter until Maturity Date, the Company shall pay $343,750 (each such payment, an “Amortization Payment”) to CCS. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payments or any interest due and payable on the Maturity Date in Class A common stock. At the issuance date, the Company determined a fair value of $4,796,223 for the CCS Note. During the year ended December 31, 2025, the Company recognized a gain of $279,334 in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. During the three months ending March 31, 2026, the Company recognized a gain of $80,569 in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. As of March 31, 2026, the fair value of the CCS Note was $5,301,235.

Skyfall Capital Ltd Note

On October 22, 2025, the Company entered into a note for $560,000 with Skyfall Capital Ltd (“Skyfall”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the Loan. During December 2025, Skyfall received $18,870 on the outstanding balance from the sale of class A shares under the ELOC stock sales agreement. During the month of January 2026, Skyfall received an additional $423,812 as repayment on the outstanding balance through the sale of shares under the ELOC stock sales agreement. During the three months ending March 31, 2026, the Company recognized a loss in fair value of $44,319 which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of March 31, 2026, the fair value of the Skyfall Note was $117,587. This note matured during February 2026. It was anticipated that the principal would be fully repaid through the sale of stock through the ELOC ATM.

YBR Advisors, Inc. Note

On October 22, 2025, the Company entered into a note for $560,000 with YBR Advisors Inc. (“YBR”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the loan. During December 2025, YBR received $18,870 on the outstanding balance from the sale of class A shares under the ELOC stock sales agreement. During the month of January 2026 YBR received an additional $423,812 as repayment on the outstanding balance through the sale of shares under the ELOC stock sales agreement. During the three months ended March 31, 2026, the Company recognized a loss in fair value of $44,319 which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of March 31, 2026, the fair value of the YBR Note was $117,587. This note matured during February 2026. It was anticipated that the principal would be fully repaid through the sale of stock through the ELOC ATM.

Notes Summary

As of March 31, 2026, future expected maturities of the Company’s notes payable are as follows:

2026	$36,000,147
2027	5,364,139
2028	5,746,548
2029	6,194,706
2030	6,661,568
Thereafter	63,343,085
Total	$123,310,193
Less: Current maturities	(121,254,888)
Less: Closing costs	(2,055,305)
Total notes payable, net of current maturities, net of closing costs	$-

As of March 31, 2026, and December 31, 2025, cumulative interest expense capitalized as part of construction in progress totaled $81,531,309 and $78,787,171, respectively.

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

The financial liability is categorized as long-term liability. The amount due is $132,815,971 and $132,806,188 as of March 31, 2026, and December 31, 2025, respectively, which is presented net of unamortized closing costs.

As of March 31, 2026 and December 31, 2025, the Company’s financial liability is secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (“Base Interest”) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning June 30, 2023 equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement are classified as interest. Principal payment is not due in the first five years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the term, tenant shall pay to landlord in addition to Base Interest and supplemental interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii) Base Interest, (iii) supplemental interest, (iv) any additional rent, and (v) debt service and other payments to lender under the leasehold encumbrance.

The gross financial liability balance was $136,533,315 and $136,533,315 at March 31, 2026, and December 31, 2025, respectively, which is presented net of the unamortized closing costs of $3,717,344 and $3,727,127, respectively, as of March 31, 2026, and December 31, 2025. At March 31, 2026, and December 31, 2025, unpaid accrued interest and late fees on the financial liability were $34,293,244 and $29,030,990, respectively.

Additionally, in connection with the issuance of this financial liability, the Company incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the three months ending March 31, 2026, and 2025, $9,782 and $9,782, respectively, of debt closing costs for each period have been capitalized as construction in progress.

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

Related Party Payable

Encore DEC, LLC (“Encore”) provides Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, the second largest shareholder of the Company. During the three months ending March 31, 2026, and 2025, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services and the Company incurred costs of $0 and $1,115,400, respectively, which were subsequently capitalized to CIP. During the three-month period ending March 31, 2026, and the twelve-month period ending December 31, 2025, Encore paid expenses on behalf of the Company totaling $0 and $142,000 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of March 31, 2026, and December 31, 2025, were $16,701,982 and $16,701,982, respectively. The payable does not bear any interest and has no due date. The balance is considered payable upon demand and is classified as current on the consolidated balance sheets. The Company expects to repay the balance upon generating the cash flow through operations or financing activity. As of March 31, 2026, and December 31, 2025, cumulative purchases from Encore were included in construction in progress totaled $103,473,847and $103,473,847, respectively.

Loans Payable to Related Party

During the year ended December 31, 2023, the Company entered into a loan payable with GL borrowing an aggregate of $2,350,000. The amount was borrowed on various dates ranging from August 14, 2023 to November 20, 2023. As of November 17, 2025, the balance due for this loan was $2,350,000, and the amount is expected to be paid within one year. The payable does not bear an interest rate and has no due date.

As a result of the Acquisition that occurred in February 2025, the Company assumed an additional loan payable with GL of $1,200,000. The Company has elected the fair value option for valuing this loan. The loan payable bears interest of $240,000, is unsecured, and is due at the earlier of (i) 30 days from the date of receipt of any customer payment paid to the Company, unless extended in writing by mutual consent or (ii) an event of default (as specified in the promissory note). The note for $1,200,000 was retired on November 17, 2025. During the year ended December 31, 2025, the Company recognized a loss of $240,000, in fair value adjustments related to the promissory note. Gains and losses are recognized in other income (expense) in the consolidated statements of operations.

On April 17, 2025, Legacy XCF and GL entered into a promissory note for gross principal amount of $2,500,000. The promissory note bears interest of $300,000, is unsecured, and is due at the earlier of (i) 10 business days from the date of Legacy XCF entering into any transaction or series of related transactions, including any equity or debt financing, that results in gross proceeds to the Company of at least $15,000,000 and that directly or indirectly results in the Company’s refinancing, repayment, or restructuring of any portion of its secured debt obligations (“Qualified Financing Event”), unless extended in writing by mutual consent of Legacy XCF and GL or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, Legacy XCF issued 3,431,096 shares of its common stock to parties assigned by GL. The Company elected the fair value option for measuring this promissory note. On the issuance date, the note and its corresponding common stock were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received, were recorded as a loss from issuance of debt in the consolidated statements of operations. The note was retired on November 17, 2025. The Company recorded a loss on issuance of debt of $40,531,000 on the issuance date. During the year ending December 31, 2025, the Company recognized a loss of $300,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the consolidated statements of operations.

On November 17, 2025, the Company converted the three notes to equity by issuing 8,656,245 Class A common shares.

The Company also assumed an additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan accrues interest at 10% per annum. The loan is already matured and is in default as per the loan agreement although the Company continues to accrue interest. At March 31, 2026, and at December 31, 2025, this note had accrued interest of $86,128 and $77,340, respectively.

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

The provisions of the notes call for the conversion of the notes to shares at a discount to the 5-day VWAP (volume weighted average price) of shares upon issuance. Upon issuance, the Company recorded the fair value for this conversion feature (a derivative) of $187,396 and $247,386 for the $2,000,000 and $4,000,000 notes, respectively.

On October 6, 2025, the Company converted both notes to shares of Class A common stock. At the same time, the Company recorded a loss of fair value on the derivatives associated with the $2,000,000 and $4,000,000 notes for $187,396 and $247,386, respectively.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of March 31, 2026.

	At March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 7)	$-	$-	$2,496,388	$2,496,388
CCS Note (Note 7)	-	-	5,301,235	5,301,235
Public Warrants	-	-	3,415,500	3,415,500
Private Placement Warrants	-	-	1,900,800	1,900,800
Note payable – Polar (Note 7)	-	-	1,480,291	1,480,291
Total liabilities	$-	$-	$14,594,214	$14,594,214

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

As of March 31, 2026, the notes measured at fair value and carrying value within Notes payable, current portion, on the consolidated balance sheets was $9,277,914 and $111,976,974, respectively. As of December 31, 2025, the notes measured at fair value and carrying value within Notes payable, current portion on the consolidated balance sheets was $9,982,682 and $111,932,931, respectively.

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Beginning Balance	Acquisitions & Issuances		Payments	Change in Fair Value	Ending Balance
Note payable (Note 7)	$3,323,407		$–	$(756,320)	$(70,699)	$2,496,388
CCS Note (Note 7)	5,220,666		–	–	80,569	5,301,235
Public Warrants	483,000		–	–	2,932,500	3,415,500
Private Placement Warrants	268,800		–	–	1,632,000	1,900,800
Note payable – Polar (Note 7)	1,438,609		–	–	41,682	1,480,291
Total	$10,734,481	$		$(756,320)	$4,616,052	$14,594,214

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the year ended December 31, 2026:

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

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option as of March 31, 2026, were as follows:

	Three Months Ended March 31, 2026
	Note Payable(1)	CCS Note(1)
Valuation Inputs:
Expected term (in years)	0.75	0.75
Risk-adjusted discount rate	11.89% - 16.95%	11.96% - 16.95%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option as of December 31, 2025, were as follows:

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

Public Warrants

At March 31, 2026, the Company valued the Public Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement in the fair value hierarchy under ASC 820. For the three months ended March 31, 2026 and 2025, the Company recognized a gain of $2,932,500 and $0, respectively, related to the remeasurement of the Public Warrant liabilities. Changes in the fair value of Public Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

The key inputs into the models for the Public Warrants at March 31, 2026, were as follows:

Input	March 31, 2026

Warrant exercise price	$11.50
Risk-free rate	3.875%
Dividend yield	0.00%
Expected term (years)	4.1833
Expected volatility	194.44%
Class A common stock price	$0.366

Private Placement Warrants

At March 31, 2026, the Company valued the Private Placement Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of Private Placement Warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of Private Placement Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

For the three-month period ended March 31, 2026 and 2025, the Company recognized a gain of $1,632,000 and $0, respectively, related to the remeasurement of Private Placement Warrant liabilities.

The key inputs into the models for the Private Placement Warrants were as follows:

Input	March 31, 2026

Warrant exercise price	$11.50
Risk-free rate	3.875%
Dividend yield	0.00%
Expected term (years)	4.1833
Expected volatility	194.44%
Class A common stock price	$0.366

Note Payable - Polar

Initially, the Note Payable - Polar was valued using a Monte Carlo simulation model. Subsequently, for December 31, 2025, the Company valued the Note Payable – Polar using the Black Scholes Merton model. For the three-month period ending March 31, 2026 and 2025, the Company recognized a gain of $41,682 and $0, respectively, related to the remeasurement of the Polar note payable.

The key inputs into the model for the Note Payable – Polar were as follows:

Input	March 31, 2026

Risk-free rate	3.70%
Expected term (years)	0.75
Expected volatility	194.44%
Class A common stock price	$0.37

Nonrecurring Fair Value Measurements

On May 30, 2025, New XCF, Legacy XCF, Randall Soule, and Helena Global Investment Opportunities I Ltd. (“Helena”) entered into an unsecured promissory note with a gross principal amount of $2.0 million and $0.4 million of interest (the “Helena Note”). In connection with the Helena Note, Mr. Soule transferred 2,840,000 shares of Legacy XCF common stock to Helena (the “Advanced Shares”). The Helena Note is satisfied with Helena’s receipt of an aggregate of $2.4 million from net proceeds from the sale of the Advanced Shares. Any excess Advanced Shares are required to be returned by Helena, and any shortfall remains payable by New XCF.

Simultaneously, the Company entered into a side letter agreement with Mr. Soule (the “Side Letter Forward”), pursuant to which the Company agreed to issue Mr. Soule 2,840,000 replacement shares in exchange for his transfer of the Advanced Shares to Helena. The Side Letter Forward was accounted for as a derivative asset and initially recorded at fair value, classified as a Level 3 instrument within the fair value hierarchy. The Company uses the intrinsic value method to estimate the fair value of the derivative asset because the contract’s settlement is based on the fair value of underlying equity instruments. The intrinsic value of the derivative asset is calculated as the difference between the shares expected to be received by the Company and the shares to settle the Helena Note, multiplied by the price per share on a scenario-based method using the business combination share price.

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

As of March 31, 2026, and December 31, 2025, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

Employee Separation Agreements

On January 9, 2026, XCF entered into a Transition Agreement with Simon Oxley, the Company’s Chief Financial Officer effective immediately. In accordance with the Transition Agreement with Mr. Oxley, the Company granted 5,246,260 restricted stock units and $81,500 in unpaid salary and fringe benefits for 2025 (collectively “backpay”). The Company agreed to use its commercially reasonable best efforts to file a registration statement covering the shares of Class A common stock, par value $0.0001 per share underlying the RSUs within ninety days following the date the shares underlying the RSUs are issued.

On November 7, 2025, the Board terminated Mihir Dange, the Company’s Chief Executive Officer. An arbitration claim against the Company with the American Arbitration Association (“AAA”) was formally served on May 14, 2026 pursuant to the Employment Arbitration Rules of AAA, seeking to recover certain amounts pursuant to an employment agreement by and between the Company and Mihir Dange on the basis that XCF failed to honor contractual agreements (the “Arbitration Claim”). As of December 31, 2025, the Company accrued $5,862,500 as separation expense.

On February 2, 2026, the Company separated with Gregory Surette, the Company’s Chief Strategy Officer. Mr. Surette has not agreed to the Company’s proposed Separation Agreement. The Company is continuing to negotiate a settlement with Mr. Surrette.

On January 2, 2026, the Company separated with Deep Singal, the Company’s Director of Business Development. As part of the formal Separation Agreement the Company and in consideration of certain covenants the Company granted 425,675 restricted stock units and $19,640 in unpaid salary and fringe benefits for 2025 (collectively “backpay”). The Company agreed to use its commercially reasonable best efforts to file a registration statement covering the shares of Class A common stock, par value $0.0001 per share underlying the RSUs within ninety days following the date the shares underlying the RSUs are issued.

On February 2, 2026, the Company separated with Gregory Savarese, the Company’s Chief Marketing Officer. The Separation Agreement remains unsigned.

On January 2, 2026, the Company separated with Jae Ryu, the Company’s Head of Land Development. The Company entered into a formal Separation Agreement and in consideration for certain covenants the Company granted 928,245 restricted stock units and $31,874 in unpaid salary and fringe benefits for 2025 (collectively “backpay”). The Company agreed to use its commercially reasonable best efforts to file a registration statement covering the shares of Class A common stock, par value $0.0001 per share underlying the RSUs within ninety days following the date the shares underlying the RSUs are issued.

During the quarter ended on March 31, 2026, certain employees and contractors (“Terminated Individuals”) were terminated in the normal course of business. In accordance with the Terminated Individuals agreements, the Company has recognized all payments and share issuances required by the agreements. Additionally, in accordance with the agreements, certain Terminated Employees have forfeited their right to certain share grants. Upon cancellation of these shares, the Company has reversed the associated expense recognized in prior periods.

Accrued separation expense	$4,680,000
Stock based compensation for RSU issued upon separation	1,724,914
Other payments	283,314
Forfeiture of RSUs[1]	(6,702,745)
Severance expense, net	$(14,516)

(1)	Reversal of previously recognized stock-based compensation expense.

NOTE 12. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2026, and December 31, 2025. Accordingly, we have not recorded a provision for federal income taxes during the three months ended March 31, 2026.

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

During the year ended December 31, 2025, Legacy XCF acquired New Rise in a transaction accounted for as a reverse acquisition, the Acquisition. As a result of the Acquisition, New Rise was treated as the accounting predecessor for financial reporting purposes.

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

As a result of maintaining a full valuation allowance, no income tax expense or benefit was recognized in the unaudited condensed consolidated statements of operations in connection with the change in tax status or the deferred tax impacts of the Acquisition. In addition, no amounts were recorded to additional paid-in capital related to deferred tax assets arising from the transaction.

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, no preferred stock has been issued.

The Company has reserved shares of Class A common stock for issuance related to the following as of March 31, 2026:

Warrants to purchase Class A common stock	17,900,000
Employee stock purchase plan	1,000,000
RSUs, issued and outstanding	8,329,904
Stock options and RSUs, authorized for future issuance, increased by 5% January 1st	2,641,823
Total shares reserved	29,871,727

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Focus Impact common stock were converted into rollover warrants to purchase New XCF Class A common stock. As of March 31, 2026, there were 17,900,000 rollover warrants outstanding to purchase Class A common stock.

Common Stock

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock with a par value of $0.0001. In connection with the Business Combination, Focus Impact converted the 4,670,544 shares of Class A common stock and 651,919 shares of Class B common stock of Focus Impact into 5,322,463 of New XCF Class A common stock. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the exchange ratio of 0.6862. As of March 31, 2026 and December 31, 2025, 290,948,677 and 206,473,533 shares of common stock were issued and outstanding, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

Equity Issued in Settlement of Vendor Invoices

During the three months ended March 31, 2026, the Company issued shares of its common stock to certain vendors in settlement of outstanding invoices for professional and advisory services. The Company issued 275,144 shares of Class A Common stock with a fair value of $69,336.

The shares were measured at fair value on the date the Company’s Board of Directors approved the settlement agreements, which represents the date a mutual understanding of the settlement was reached. Fair value was determined using the Company’s closing market price on that date. The issuance of common stock resulted in a reduction of accounts payable and an increase in common stock and additional paid in capital. Any difference between the carrying amount of the liabilities settled and the fair value of the equity instruments issued was recognized in the unaudited condensed consolidated statement of operations in other income (expense), net.

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

A summary of RSU activity for the three months ended March 31, 2026, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2025	4,798,167	$12.03
Granted	6,600,180	0.17
Vested	(6,615,060)	0.22
Cancelled or forfeited	(3,915,287)	10.15
Unvested as of March 31, 2026	868,000	$10.77

Stock-based compensation expense

The Company frequently makes awards on a laddered or graded basis. The Company has elected to amortize the award over a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company terminated a number of employees during the quarter. The amortization of stock-based compensation for the three months ended March 31, 2026, for the remaining employees was $798,028 and was included in general and administrative expenses on the condensed consolidated statement of operations. Upon termination of employees during the three months ended March 31, 2026 (Note 11), all unvested shares were forfeited. The reversal of prior period stock-based compensation for the forfeited awards was ($5,502,156) net of the full amortization of new stock awards of $1,127,739 granted as part of the former employees severance. This amount is included in severance expense on the condensed consolidated statement of operations. The net value of the stock-based compensation for remaining employees of $798,028 and terminated employees of ($5,502,156) is ($4,704,128) which is included in stock-based compensation expense (benefit) associated with restricted stock units on the condensed consolidated statement of cash flows. There was no stock based compensation expense recognized for the same period in 2025. The fair value of RSUs that vested during the three months ending March 31, 2026, was $1,455,098.

As of March 31, 2026, there was a total of $7,521,828 of unrecognized stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 2.85 years.

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

A summary of RSU activity for contractors for the three months ended March 31, 2026, under the 2025 Plan is as follows:

		Weighted Average
	Number of RSUs	Grant Date Fair Value
Unvested as of December 31, 2025	693,895	$1.61
Granted	–	–
Vested	(459,782)	1.61
Cancelled or forfeited	(234,113)	1.61
Unvested as of March 31, 2026	–	–

Equity based contractor compensation expense

Stock-based compensation expense of $524,325 was recognized for the three months ended March 31, 2026. No stock-based contractor compensation expenses were recognized during the same period in 2025. The stock-based contractor compensation is recorded in general and administrative expense in the consolidated statements of operations.

As of March 31, 2026, there was a total of $0 of unrecognized contractor stock-based compensation costs related to RSUs. As a result, there will be no contractor stock-based compensation costs amortized in future periods.

NOTE 14. EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Business Combination. All qualified employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of March 31, 2026, 1,000,000 shares were reserved for future issuance under the ESPP Plan.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three-month period ended March 31, 2026:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Basic earnings per share:
Net loss	$(17,812,415)	$(7,467,201)
Weighted average common shares outstanding	241,039,943	159,272,518
Basic earnings per share	$(0.07)	$(0.05)
Diluted earnings per share:
Net loss	$(17,812,415)	$(7,467,201)
Weighted-average common shares outstanding	241,039,943	159,272,518
Dilutive effect of common share equivalents	-	–
Weighted-average common shares outstanding, assuming dilution	241,039,943	159,272,518
Diluted earnings per share	$(0.07)	$(0.07)

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net earnings per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Common stock warrants	17,900,000	-
RSUs issued and outstanding to contractors	846,844	-
RSUs issued and outstanding to employees	7,483,060	-
Total potential common shares excluded from diluted net earnings per share	26,229,904	-

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

Consulting Agreement with Roth Capital Partners, LLC

On December 24, 2025, the Company retained Roth Capital Partners, LLC to advise the Company on capital markets issues including (i) equity markets issues, (ii) evaluating the Company’s equity (iii) perform analysis of equity capital markets, (iv) provide advice on the Company’s capital structure, including existing debt structure, (v) advise on potential strategic financing partnerships and international licensing arrangements. The contract is for a 12-month period calling for a $400,000 fee. Half to be paid in eight installments of $25,000, while the other half to be paid in the Company’s common stock in one lump sum. The shares will be subject to a six-month lock-up period following the date of issuance. The restrictions shall release in three (3) equal quarterly installments, such that one-third of the shares become freely tradeable on each of the dates that are six months, nine months, and twelve months following the date of issuance. On April 30, 2026, the Company issued 930,686 shares of Class A Common stock under the terms of this Agreement.

NOTE 17. CONCENTRATIONS

Credit Risk

The Company maintains its cash balances in financial institutions. The balances in the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company’s cash balances may be in excess of the insured limit.

Customer Concentrations

As of March 31, 2026, the Company had one major customer that accounted for approximately 100% of its revenues totaling $348,688 for the three month period ended March 31, 2026. The Company had one major customer that accounted for 100% of accounts receivable totaling $1,150,086 as of March 31, 2026. The Company had one customer that accounted for 100% of accounts receivable totaling $24,550,762 as of December 31, 2025.

Vendor Concentrations

As of March 31, 2026, the Company had two major vendors that accounted for approximately 38% of accounts payable as of March 31, 2026. As of December 31, 2025, the Company had four major vendors that accounted for approximately 71% of accounts payable. The Company expects to maintain these relationships with the vendors.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying unaudited condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

Second Twain Forbearance Agreement

On April 27, 2026, New Rise Renewables Reno, LLC entered into a second Forbearance Agreement with Twain GL XXVIII, LLC (“Landlord”). The terms of the Forbearance Agreement call for, among other things, the issuance of 4,000,000 shares of Class A Common Stock (“Landlord Shares”) and the monthly payment of the greater of i) $150,000 and ii) 40% of the free cash flow generated from the operations of New Rise from the prior calendar month. The Company will use its reasonable best efforts to file a registration statement to register for resale such shares. In the event that the aggregate net proceeds received by the Landlord from the sale of the Landlord Shares exceeds the aggregate amount of principal, interest, penalties and repurchase premium owed by the Company to Twain pursuant to the lease agreement the Landlord shall immediately transfer the remaining Landlord Shares to XCF.

The Company evaluated the second Forbearance Agreement under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the arrangement represents a troubled debt restructuring of the financial liability because Twain granted concessions that it otherwise would not have considered in light of the Company’s financial condition. As of the Forbearance Date, the total principal due on the financial liability was $136,533,315 and the total interest and penalties due on the financial liability was $17,412,100. The Company concluded that the future undiscounted cash payments required under the financial liability after the Forbearance Date are greater than its current carrying amount. Accordingly, the Company did not recognize a restructuring gain and, instead, adjusted the financial liability’s effective interest rate.

Additional Shares Issued to Debt Holders

On April 13, 2026, the Company issued 802,620 shares of Class A Common Stock to Narrow Road Capital Ltd as part of the required share payments for the deferral of full payment on the note.

On April 24, 2026, the Company issued 600,000 shares of Class A Common Stock to Polar Multi-Strategy as the 200,000 share quarterly interest payment required under the terms of the note.

On April 24, 2026, the Company issued 281,491 shares of Class A Common Stock to Gregory Segars Cribb as part of the required share payments for the deferral of full payment on the note.

Securities Purchase Agreement

On April 15, 2026, the Company entered into a Securities Purchase Agreement with Brown Stone Capital Ltd. (“Buyer”) for the purchase of 10,000,000 shares of Class A Common Stock for the aggregate equity investment equal to $1.0 million. The Company will register the resale of the shares by the Buyer with U.S. Securities and Exchange Commission either (i) in connection with the Form S-4 registration statement the Company intends to file in connection with its recently announced Business Combination Agreement with Southern Energy Renewables, Inc. and DevvStream Corp. or (ii) if such registration statement is not available for the registration of the resale of the shares, concurrently with the registration of the resale of the 90,000,000 shares of Class A Common Stock the Company is selling to EEME Energy SPV I LLC. During the three months ended March 31, 2026, EEME purchased 69,000,000 shares. On April 16, 2026, EEME purchased their remaining 21,000,000 shares as provided under their agreement.

Cancellation of the Phillips 66 Agreement

Prior to April 2, 2026, the Company’s revenues were generated under an agreement with Phillips 66. Under the Phillips 66 agreement, the Company sold renewable diesel, sustainable aviation fuel, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers and Low Carbon Fuel Standard credits (collectively “environmental credits”) associated with the generation of the renewable fuels. On April 2, 2026, Phillips 66 delivered formal notice (“the Notice”) to New Rise of the termination of the Supply and Offtake Agreement dated May 23, 2017 (as amended, the “Agreement”) between New Rise and Phillips 66. The Notice provides that the Agreement is terminated as of May 1, 2026.

As a result of the termination of the Phillips 66 agreement, the Company identified $1,655,291 included in accounts receivable that is no longer collectible. The Company has written this off to bad debt expense which is included in operating expenses on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

Tolling Agreement with BGN

On April 9, 2026, the Company entered into a Term Sheet for a Renewable Fuel Tolling Agreement with BGN, an independent global energy and commodities group, pursuant to which it is anticipated that the Company will provide the following services to BGN both at its New Rise Reno facility and, potentially, a second, future XCF facility:

●	Inside-the-Fence Logistics: Receipt, handling, and management of feedstock inventory;
●	Production/Refining: Processing BGN-owned feedstock into Sustainable Aviation Fuel (SAF) and Renewable Naphtha;
●	Storage and Blending: Provision of tankage for feedstocks and finished products, including blending services to meet commercial specifications; and,
●	Marketing Support: Coordination with BGN’s sales and logistics teams per the existing MOU.

The Term Sheet further contemplates that BGN will be responsible for the purchase and delivery of all renewable feedstocks to the facility at its own cost and that the Company will produce finished products with a yield target of 2,264 bpd for SAF and 481 bpd for renewable naphtha. The initial term of the term sheet is three years from commencement of production.

Encore Payable

On May 6, 2026, the Company and Encore entered into a payable acknowledgement and settlement agreement, pursuant to which approximately $16,701,982 of outstanding notes and accounts payable due to Encore will be settled through the issuance of 37,033,386 shares of the Company’s Class A Common Stock, par value $0.0001. Encore provides EPC services to the Company. Encore is 100% owned by Randy Soule, the majority shareholder of the Company, and has provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services to New Rise Reno.

Debt Conversion Agreements

On May 14, 2026, the Company entered into Debt Conversion Agreements with various other parties. The agreements call for, among other things, a conversion price of $0.451 per share. The debt conversion includes six individuals and business entities providing for the conversion of $917,163 in debt for 2,033,621 shares of the Company’s Class A Common stock. When the six participants are included with the Encore debt conversion described above, the debt conversion represents $17,619,220 in debt for 39,067,007 shares of the Company’s Class A Common stock.

Advario Texas City, LLC Note Payable

On April 30, 2026, New Rise Renewables, LLC entered into a note with Advario Texas City, LLC (“Advario”) for $1,200,000 to satisfy an existing payable. An amount of $25,000 was paid upon the execution of the note. An additional payment of $25,000 is due on July 1, 2026, or the operational start of the plant, whichever occurs first. The note calls for monthly installments of $50,000 beginning on May 15, 2026 until the note is paid in full. The note accrues interest at the lesser of the Secured Overnight Financing Rate (“SOFR”) plus 3% per annum or the maximum rate permitted by applicable law. Payments are applied first to interest then to principal. The note is guaranteed by XCF Global, Inc.

Business Combination with Southern Energy Renewables

Following the execution of the term sheet in January 2026, on April 13, 2026, the Company entered into a definitive Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA” and the transactions contemplated thereby, collectively, the “Transactions”), by and among the Company, DevvStream, Southern, DevvStream Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“DevvStream Merger Sub”), and Southern Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“Southern Merger Sub”). The terms of the Transactions contains customary representations, warranties, covenants and closing conditions. The Transactions remain subject to customary closing conditions as well as the other terms.

Termination Fees

DevvStream will owe a termination fee of $510,000 to the Company if (a) the Company or Southern terminates the BCA due to DevvStream changing its board recommendation, (b) DevvStream terminates the BCA to enter into a Superior Proposal, or (c) within 12 months after termination of the BCA for certain reasons (such as a breach by DevvStream, failure to obtain DevvStream Shareholder Approval, or reaching the Outside Date), DevvStream consummates or enters into a definitive agreement for an Acquisition Proposal that was made known prior to termination.

The Company will owe a termination fee of $510,000 to DevvStream and $1,190,000 to Southern if (a) DevvStream or Southern terminates the BCA due to the Company changing its board recommendation, (b) the Company terminates the BCA to enter into a Superior Proposal, or (c) within 12 months after termination of the BCA for certain reasons (such as a breach by the Company, failure to obtain Company Shareholder Approval, or reaching the Outside Date), the Company consummates or enters into a definitive agreement for an Acquisition Proposal that was made known prior to termination.

The Parties acknowledge that no termination fee shall be owed if either of DevvStream or the Company validly terminate the BCA due to the failure to the DevvStream Fairness Opinion or the Company Fairness Opinion, respectively, as provided in the BCA.

Fees and Expenses

Except as expressly provided in the BCA, each Party will bear its own expenses incurred in connection with the Transactions, whether or not the Transactions are consummated. However, if the BCA is terminated because the requisite DevvStream Shareholder Approval is not obtained, DevvStream is required to reimburse the Company for reasonable, documented expenses up to $170,000. Conversely, if the BCA is terminated because the requisite Company Shareholder Approval is not obtained, the Company is required to reimburse DevvStream for reasonable, documented expenses up to $170,000 and reimburse Southern for reasonable, documented expenses up to $397,000. Transfer Taxes incurred in connection with the Transactions will be paid equally by the Parties.

Pursuant to the Support & Lock-Up Agreements, the respective securityholders agreed to vote any covered shares held by them in favor of the Transactions and against any competing alternative transactions. Because the Company Core Securityholders and DevvStream Core Securityholders hold a sufficient number of voting shares to approve the Transactions on behalf of the Company and DevvStream, respectively, the requisite shareholder approvals for the Company and DevvStream are ensured, provided that such securityholders comply with their voting obligations under the Support & Lock-Up Agreements. Additionally, the securityholders agreed to certain transfer and lock-up restrictions, subject to customary exceptions for permitted transfers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS OF NEW XCF

Unless otherwise stated herein or unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company”, “and “New XCF” refer to XCF Global, Inc. (formerly known as Focus Impact BH3 NewCo, Inc.), a Delaware corporation, after giving effect to the Business Combination (as defined below) and following the Closing Date, June 6, 2025. In addition, unless otherwise stated herein or unless the context otherwise requires (i) references to “NewCo” refer to Focus Impact BH3 NewCo, Inc. prior to the Closing Date, (ii) references to “Legacy XCF” refer to XCF Global Capital, Inc., a Nevada corporation, prior to the Closing Date and (iii) references to “Focus Impact” refer to Focus Impact BH3 Acquisition Company, a Delaware corporation. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause XCF’s actual results to differ materially from management’s expectations. Factors which could cause such differences are discussed herein and set forth in the “Risk Factors” section included elsewhere in this Quarterly Report on Form 10-Q.

Company Overview

XCF Global, Inc. (“New XCF” or the “Company”), a Delaware corporation, formerly known as Focus Impact BH3 NewCo, Inc. was founded on March 6, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Subsequent to the Business Combination (as defined below), the name was changed to XCF Global Inc.

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

We intend to scale and operate clean fuel production facilities engineered to the highest levels of compliance, reliability, and quality. The Company owns New Rise Reno Renewables LLC, which owns and operates a renewable fuels facility, New Rise Reno, in McCarren, Nevada. In February 2025, New Rise Reno started its ramp-up process and began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of near SAF and renewable naphtha began in March 2025. During the initial phase of production ramp-up, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion. Such final project acceptance has not yet been completed. While ramp-up processes are being undertaken and until final plant acceptance, management has made the determination to temporarily produce and sell renewable diesel, a byproduct of SAF production, which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, and without any additional modifications to the facility. In May 2025, New Rise Reno began selling renewable diesel under its Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). The P66 Agreement was canceled on May 1, 2026 and the Company entered into a a Renewable Fuel Tolling Agreement with BGN, an independent global energy and commodities group, pursuant to which it is anticipated that the Company will provide the following services to BGN both at its New Rise Reno facility and, potentially, a second, future XCF facility:

●	Inside-the-Fence Logistics: Receipt, handling, and management of feedstock inventory;
●	Production/Refining: Processing BGN-owned feedstock into Sustainable Aviation Fuel (SAF) and Renewable Naphtha;
●	Storage and Blending: Provision of tankage for feedstocks and finished products, including blending services to meet commercial specifications; and,
●	Marketing Support: Coordination with BGN’s sales and logistics teams per the existing MOU

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

Company Formation and Initial Acquisitions

New XCF, formerly known as Focus Impact BH3 NewCo, Inc., was founded on March 6, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Subsequent to the Business Combination (as defined below), the name was changed to XCF Global Inc.

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

We currently expect to resume SAF production as early as the second quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the Reno production facility will be able to produce SAF at full capacity. Any delay beyond the second quarter of 2026 in our ability to resume SAF or renewable diesel production and/or any delay in our ability to operate the Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability.

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

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of this filing, New Rise Reno has not made payment of all the amounts demanded. As of March 31, 2026, the amount required to bring the GNCU Loan current is approximately $32,500,000, inclusive of principal and interest, excluding approximately $2,800,000 of penalties/late charges.

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

If GNCU pursues one or more of its available remedies under the GNCU Loan, the notes and related loan documents and is successful in exercising its possessory or foreclosure remedies, or is successful in obtaining a judgment requiring New Rise Reno, New Rise or XCF to pay penalties and damages in addition to amounts New Rise Reno may owe under the GNCU Loan, such events would materially disrupt our operations and impair our ability to generate revenue, and, in the case of GNCU taking possession of the facility and/or our assets, could result in a temporary or permanent cessation of our operations at the New Rise Reno production facility. Any of these results would have a material adverse effect on our business and financial condition and would materially impair our ability to execute our business plan. In addition, the existence of defaults under the GNCU Loan and the Ground Lease could make it more difficult for the Company to obtain financing on acceptable terms, or at all, which would materially impair our ability to execute our business plan.

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

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of March 31, 2026, the amount required to satisfy the amounts owing under the Ground Lease totaled approximately $34,330,000, comprised of (i) $20,630,000 of lease payments and (ii) $13,700,000 of late fees and penalties.

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

Twain Forbearance Agreements

On June 11, 2025, XCF, New Rise Reno and Twain entered into a Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until September 3, 2025, subject to certain conditions and exceptions provided in the Twain Forbearance Agreement. In consideration of Twain’s forbearance, XCF issued 4,000,000 shares of XCF Common Stock to Twain and use its reasonable best efforts to file a registration statement on appropriate form with the SEC to register the shares for resale. The net proceeds of any sale of these shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

On April 27, 2026, New Rise Renewables Reno, LLC entered into a second Forbearance Agreement with Twain. The terms of the Forbearance Agreement call for, among other things, the issuance of 4,000,000 shares of Class A Common Stock and the monthly payment of the greater of i) $150,000 and ii) 40% of the free cash flow generated from the operations of New Rise from the prior calendar month. The Company will use its reasonable best efforts to file a registration statement to register for resale such shares. In the event that the aggregate net proceeds received by the Landlord from the sale of the landlord shares exceeds the aggregate amount of principal, interest, penalties and repurchase premium owed by the Company to Twain pursuant to the lease agreement the Landlord shall immediately transfer the remaining Landlord Shares to XCF.

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

Southeast Related Indebtedness

As part of the acquisition of the Fort Myers and Wilson facilities, Legacy XCF assumed an unsecured debt of $2,200,000. As of the date of this filing, the Company is in default under certain of these unsecured loan agreements due to the non-payment of scheduled principal and/or interest amounts and although the holder has not yet exercised its rights, it could call the note or take other action at any time. The affected loans have an aggregate principal balance of approximately $1,700,000 and interest payable of approximately $500,000 and carry maturities ranging from 2021 to 2024.

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

ELOC Agreement

On May 30, 2025, Legacy XCF and XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (the “Investor”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, XCF will have the right to issue and to sell to the Investor from time-to-time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of XCF, subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, Legacy XCF has issued 740,000 shares of Legacy XCF’s common stock to the Investor, representing the expected number of shares of its common stock that will be equal to 500,000 shares of XCF Class A Common Stock as of the closing of the Business Combination.

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

Convertible Note Purchase Agreement with EEME Energy SPV I LLC

On July 30, 2025 (the “Initial Closing”), the Company entered into the purchase agreement with EEME Energy SPV I LLC (“EEME Energy”), pursuant to which it issued a convertible note for $2,000,000, which matures one year from the date of issuance and accrues interest at 13.3% per annum. Additionally, on August 11, 2025, the Company issued an additional $4,000,000 convertible note under the purchase agreement (the “Subsequent Closing”). Principal and interest are payable upon the maturity date, unless converted into Class A common stock prior to the maturity date. The Company may sell additional notes to EEME Energy, provided that the aggregate amount does not exceed $7,500,000, and the convertible notes can only be issued for up to one year from the Initial Closing. In connection with the execution of the note purchase agreement, the Company agreed to pay 750,000 shares of the Company’s Class A common stock as an arrangement fee and 200,000 of the Company’s Class A common stock as an advisory fee, which is payable at the Initial Closing (collectively, the “Fee Shares to related party”). At issuance the Company recorded $1,425,000 in expenses for the Fee Shares to related party. This expense was recorded in general and administrative expenses in the consolidated statements of operations. EEME Energy has elected to convert an aggregate of $6,000,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of Class A common stock of New XCF. The Company has elected the fair value option for valuing this note payable to related party (the “EEME Energy Note”). At the issuance date, the Company determined a fair value of $6,276,423. For the year ended December 31, 2025, the Company recognized a gain of $25,291 in fair value adjustments related to the convertible note. Gains and losses are recognized in other income (expense) in the consolidated statements of operations.

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

Securities Purchase Agreement

On April 15, 2026, the Company entered into a Securities Purchase Agreement with Brown Stone Capital Ltd. for the purchase of 10,000,000 shares of Class A Common Stock for the aggregate equity investment equal to $1.0 million. The Company will register the resale of the shares by the Buyer with U.S. Securities and Exchange Commission either (i) in connection with the Form S-4 registration statement the Company intends to file in connection with its recently announced Business Combination Agreement with Southern Energy Renewables, Inc. and DevvStream Corp.     or (ii) if such registration statement is not available for the registration of the resale of the shares, concurrently with the registration of the resale of the 90,000,000 shares of Class A Common Stock the Company is selling to EEME Energy SPV I LLC. During    the three months ended March 31, 2026, EEME purchased 69,000,000 shares. On April 16, 2026, EEME purchased their remaining 21,000,000 shares as provided under their agreement.

Cancellation   of the Phillips 66 Agreement

Prior to April 2, 2026, the Company’s revenues were generated under an agreement with Phillips 66. Under the Phillips 66 agreement, the Company sold renewable diesel, sustainable aviation fuel, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers and Low Carbon Fuel Standard credits (collectively “environmental credits”) associated with the generation of the renewable fuels. On April 2, 2026, Phillips 66 delivered formal notice (“the Notice”) to New Rise of the termination of the Supply and Offtake Agreement dated May 23, 2017 (as amended, the “Agreement”) between New Rise and Phillips 66. The Notice provides that the Agreement is terminated as of May 1, 2026.

As a result of the termination of the Phillips 66 agreement, the Company identified $1,655,291 included in accounts receivable that is no longer collectible. The Company has written this off to bad debt expense which is included in operating expenses on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

Tolling Agreement with BGN

On April 9, 2026, the Company entered into a Term Sheet for a Renewable Fuel Tolling Agreement with BGN, an independent global energy and commodities group, pursuant to which it is anticipated that the Company will provide the following services to BGN both at its New Rise Reno facility and, potentially, a second, future XCF facility:

●	Inside-the-Fence Logistics: Receipt, handling, and management of feedstock inventory;
●	Production/Refining: Processing BGN-owned feedstock into Sustainable Aviation Fuel (SAF) and Renewable Naphtha;
●	Storage and Blending: Provision of tankage for feedstocks and finished products, including blending services to meet commercial specifications; and,
●	Marketing Support: Coordination with BGN’s sales and logistics teams per the existing MOU.

The Term Sheet further contemplates that BGN will be responsible for the purchase and delivery of all renewable feedstocks to the facility at its own cost and that the Company will produce finished products with a yield target of 2,264 bpd for SAF and 481 bpd for renewable naphtha. The initial term of the term sheet is three years from commencement of production.

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

On October 7, 2025, the Company issued 480,000 shares of Class A common stock to Polar for the Default.

On April 24, 2026, the Company issued 600,000 shares of Class A common stock to Polar for the Default.

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

Business Combination with Southern Energy Renewables

Following the execution of the term sheet in January 2026, on April 13, 2026, the Company entered into a definitive Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA” and the transactions contemplated thereby, collectively, the “Transactions”), by and among the Company, DevvStream, Southern, DevvStream Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“DevvStream Merger Sub”), and Southern Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“Southern Merger Sub”). The terms of the Transactions contains customary representations, warranties, covenants and closing conditions. The Transactions remain subject to customary closing conditions as well as the other terms.

Proxy Statement and Stockholder Meeting

As promptly as practicable after the execution of the BCA, the Company will prepare and file with the SEC a registration statement on Form S-4 (or other appropriate form) in connection with the registration under the Securities Act of the Company Common Shares to be issued in the Mergers (the “Registration Statement”), which will also contain the proxy statement of the Company and a circular for DevvStream. The Company and DevvStream will convene special meetings of their respective shareholders to consider the Transactions. with related public announcements having occurred, and completed an engagement with an investment bank to sell the bond offering; (f) the Company and Southern shall have entered into the SAF Offtake Agreement; (g) Southern shall have entered into one or more European Offtake Agreements; (h) the gross revenue of the Company for its blended fuel product shall exceed $1,000,000,000 on an annualized, go-forward basis by June 30, 2026, and annualized EBITDA shall equal at least $100,000,000; (i) the aggregate amount of Southern’s unrestricted cash and cash equivalents plus certain previously funded cash shall equal at least $10,000,000; (j) EEME Energy SPV I LLC shall have beneficial ownership of at least a majority of the outstanding Southern Shares; and (k) delivery to DevvStream of customary officer certificates from the Company, the Merger Subs, and Southern.

There can be no assurances that the closing conditions will be achieved or waived.

Termination Fees

DevvStream will owe a termination fee of $510,000 to the Company if (a) the Company or Southern terminates the BCA due to DevvStream changing its board recommendation, (b) DevvStream terminates the BCA to enter into a Superior Proposal, or (c) within 12 months after termination of the BCA for certain reasons (such as a breach by DevvStream, failure to obtain DevvStream Shareholder Approval, or reaching the Outside Date), DevvStream consummates or enters into a definitive agreement for an Acquisition Proposal that was made known prior to termination.

The Company will owe a termination fee of $510,000 to DevvStream and $1,190,000 to Southern if (a) DevvStream or Southern terminates the BCA due to the Company changing its board recommendation, (b) the Company terminates the BCA to enter into a Superior Proposal, or (c) within 12 months after termination of the BCA for certain reasons (such as a breach by the Company, failure to obtain Company Shareholder Approval, or reaching the Outside Date), the Company consummates or enters into a definitive agreement for an Acquisition Proposal that was made known prior to termination.

The Parties acknowledge that no termination fee shall be owed if either of DevvStream or the Company validly terminate the BCA due to the failure to the DevvStream Fairness Opinion or the Company Fairness Opinion, respectively, as provided in the BCA.

Fees and Expenses

Except as expressly provided in the BCA, each Party will bear its own expenses incurred in connection with the Transactions, whether or not the Transactions are consummated. However, if the BCA is terminated because the requisite DevvStream Shareholder Approval is not obtained, DevvStream is required to reimburse the Company for reasonable, documented expenses up to $170,000. Conversely, if the BCA is terminated because the requisite Company Shareholder Approval is not obtained, the Company is required to reimburse DevvStream for reasonable, documented expenses up to $170,000 and reimburse Southern for reasonable, documented expenses up to $397,000. Transfer Taxes incurred in connection with the Transactions will be paid equally by the Parties.

Support & Lock-Up Agreements

In connection with signing the BCA, (i) the Company, Southern, DevvStream, and the Company Core Securityholders entered into a Company Support & Lock-Up Agreement, (ii) the Company, Southern, DevvStream, and the DevvStream Core Securityholders entered into a DevvStream Support & Lock-Up Agreement, and (iii) the Company, Southern, DevvStream, and the Southern Securityholders entered into a Southern Support & Lock-Up Agreement (collectively, the “Support & Lock-Up Agreements”), each dated April 13, 2026.

Pursuant to the Support & Lock-Up Agreements, the respective securityholders agreed to vote any covered shares held by them in favor of the Transactions and against any competing alternative transactions. Because the Company Core Securityholders and DevvStream Core Securityholders hold a sufficient number of voting shares to approve the Transactions on behalf of the Company and DevvStream, respectively, the requisite shareholder approvals for the Company and DevvStream are ensured, provided that such securityholders comply with their voting obligations under the Support & Lock-Up Agreements. Additionally, the securityholders agreed to certain transfer and lock-up restrictions, subject to customary exceptions for permitted transfers.

Results of Operations – for the three months ended March 31, 2026, and 2025

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$348,688	$-
Cost of sales	660,938	-
Gross loss	(312,250)	-
Operating expenses:

Operating expenses	3,435,684	1,546,865
General and administrative expenses	3,970,083	3,782,785
Severance expense	(14,516)	-
Professional fees	2,634,006	576,635
Total operating expenses	10,025,257	5,906,285

Loss from operations	(10,337,507)	(5,906,285)

Other income (expense)
Change in the fair value of notes payable	(142,858)	(45,000)
Change in fair value of warrants	(4,564,500)	-
Interest income (expense), net	(3,083,569)	(1,498,905)
Other income (expense), net	316,019	(17,011)
Total other income (expense)	(7,474,908)	(1,560,916)

Net loss	$(17,812,415)	$(7,467,201)

Loss per common share, basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	241,039,943	159,272,518

Individual components of our results are discussed below:

Cost of sales

We incurred $660,938 and $0 of cost of sales for the three months ended March 31, 2026, and 2025, respectively. Cost of sales primarily consists of feedstock.

Operating expenses

We incurred $3,435,684 and $1,546,865 of operating costs for the three months ended March 31, 2026, and 2025, respectively. Direct costs primarily consist of plant utilities, plant operating expenses, and logistic and handling costs.

General and administrative expenses

We incurred $3,970,083 and $3,782,785 of general and administrative expenses during the three months ended March 31, 2026, and 2025, respectively. General and administrative expenses primarily consist of stock-based compensation, professional fees, payroll expenses, rent, and other expenses. The expenses have increased due to an increase in stock-based compensation and payroll cost during the three-month period ended March 31, 2026.

Severance expenses

We incurred $(14,516) and $0 of severance expenses during the three months ended March 31, 2026, and 2025, respectively. Severance expenses consist of cash and stock-based compensation that may be paid to former executives and contractors as part of their severance agreement. Severance expense was negative for the quarter due to the reversal of previously recorded amortization of stock-based compensation related to separated employees.

Professional fees

We incurred $2,634,006 and $576,635 of professional fees during the three months ended March 31, 2026 and 2025. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy, and other consultancy expenses.

Change in the fair value of notes payable

Change in the fair value of note payable was $(142,858) and $(45,000), respectively, for the three months ended March 31, 2026, and 2025. As a result of the Acquisition and Business Combination, XCF assumed several promissory note agreements and a note payable from Polar Multi-Strategy Master Fund (“Polar”) of $1,200,000. The Company elected the fair value option for valuing these notes. The Company recognized a $41,682 gain due to the change in fair value of the Polar note and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation. The Company recognized a $101,176 gain due to the change in fair value of the other promissory notes and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation.

Change in fair value of warrants

Change in the fair value of warrants was $(4,564,500) and $0, respectively, for the three months ended March 31, 2026, and 2025. In connection with the closing of Business Combination, the Company assumed 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate 11,500,000 shares of New XCF common stock at $11.50 and 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate 6,400,000 shares of New XCF common stock at $11.50. The total value of the liability associated with the Public Warrants and Private Warrants was $3,415,500 and $1,900,800, measured at fair value.

Interest expense

We incurred $3,083,569 and $1,498,905 of interest expense, net for the three months ended March 31, 2026 and 2025, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the three months ended March 31, 2026, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the three months ended March 31, 2025, resulting in additional interest expense being incurred during the period.

Other income (expenses), net

We earned income equal to $316,019 and incurred expenses equal to $(17,011), for the three months ended March 31, 2026, and 2025, respectively. Other expenses primarily consist of gain on settlement of accounts payable and discount on notes issued.

Encore Payable

On May 6, 2026, the Company and Encore entered into a payable acknowledgement and settlement agreement, pursuant to which approximately $16,701,982 of outstanding notes and accounts payable due to Encore will be settled through the issuance of 37,033,386 shares of the Company’s Class A Common Stock, par value $0.0001. Encore provides EPC services to the Company. Encore is 100% owned by Randy Soule, the majority shareholder of the Company, and has provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services to New Rise Reno.

Debt Conversion Agreements

On May 14, 2026, the Company entered into Debt Conversion Agreements with various other parties. The agreements call for, among other things, a conversion price of $0.451 per share. The debt conversion includes six individuals and business entities providing for the conversion of $917,163 in debt for 2,033,621 shares of the Company’s Class A Common stock. When the six participants are included with the Encore debt conversion described above, the debt conversion represents $17,619,220 in debt for 39,067,007 shares of the Company’s Class A Common stock.

Advario Texas City, LLC Note Payable

On April 30, 2026, New Rise Renewables, LLC entered into a note with Advario Texas City, LLC (“Advario”) for $1,200,000. An amount of $25,000 was paid upon the execution of the note. An additional payment of $25,000 is due on July 1, 2026, or the operational start of the plant, whichever occurs first. The note calls for monthly installments of $50,000 beginning on May 15, 2026 until the note is paid in full.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to account for changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing, or manage the timing of our capital expenditures. As of March 31, 2026, we had a working capital shortage of $240,613,017 (current assets of $4,225,054 less current liabilities of $244,838,071). The significant working capital deficient is primarily due to the notes payable that have been reclassified as current notes payable. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to March 31, 2026, the Company entered into agreements expected to partially reduce this working capital deficit through the settlement of approximately $16,702,057 million in outstanding payables due Encore through the issuance of approximately 37,000,000 million shares of Class A Common Stock. In addition, the Company restructured a payable through the issuance of a new $1,200,000 million note payable to Advario Texas City, LLC, which requires monthly installments of $50,000 beginning May 15, 2026.

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

The Company continues to actively pursue additional capital resources. Although the Company remains optimistic about possibilities, there can be no assurance that the Company will be successful in raising additional capital.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.

Current cash and cash equivalents as of March 31, 2026, excluding restricted cash, totaled $1,047,539. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) to fund its operations, but there is no ongoing commitment or obligation to provide such financing in the future. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

The table below presents our cash flows during the three months ended March 31, 2026, and 2025, respectively:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net cash provided by (used in):
Operating activities	$(4,335,536)	$(3,306,468)
Investing activities	(2,695,771)	(930,099)
Financing activities	7,923,909	4,387,000
Net increase in cash	$892,602	$150,433

Individual components of our cash flows are discussed below:

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2026, and 2025 was $(4,335,536) and $(3,306,468) respectively.

For the three months ended March 31, 2026, net cash used in operating activities of ($4,335,536) primarily consisted of non-cash change in fair value of warrants liabilities of $4,564,500, partially offset by net loss of $17,812,415 and a benefit of stock based compensation expenses of 4,704,128, a decrease in accounts receivable of 21,745,385, a decrease in accounts payable of $18,954,040 and an increase of accrued expenses of $6,317,874.

For the three months ended March 31, 2025, net cash used in operating activities was $(3,306,468). Net cash used in operating activities primarily consisted of a net loss of $7,467,201 and an increase in accrued expenses of $2,056,993.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2026, and 2025 was $2,695,771 and $1,150,996, respectively.

For the three months ended March 31, 2026 and March 31, 2025, net cash used in investing activities primarily consisted of additions to construction in progress of $2,695,771 and $1,150,996, respectively.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2026, and 2025 was $7,923,909 and $4,387,000, respectively.

During the three months ended March 31, 2026, net cash provided by financing activities primarily consisted of proceeds from stock issuances of $9,580,229 and repayment of notes of $1,656,320.

Net cash provided by financing activities during the three months ended March 31, 2025, was $4,387,000. Net cash provided by financing activities consisted of proceeds from member contributions.

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

Helena Note

On May 30, 2025, Legacy XCF, XCF, Randall Soule, in his individual capacity as a shareholder of XCF (“Soule”), and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan evidenced by the Helena Note, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of XCF Class A common stock as of the closing of the business combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from XCF, XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Randall Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena.

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

On July 10, 2025, XCF and Helena entered into Amendment No. 1 to the Helena Note. Pursuant to Amendment No. 1, in exchange for a cash payment from Helena of $2,249,771, XCF and Soule waived Helena’s obligation to return certain shares of the Company’s Class A common stock pursuant to Section 11.2 of the original Helena Note. XCF and Soule agreed to amend the Share Issuance Agreement. Under the terms of the amendment, Soule has agreed to return to XCF for cancellation of certain shares that had been issued to him pursuant to the Shares Issuance Agreement.

EEME Energy

On July 29, 2025, XCF and EEME Energy SPV I LLC (“EEME Energy”) entered into a Convertible Note Purchase Agreement pursuant to which the Company agreed to issue and sell up to $7,500,000 in aggregate principal amount of convertible promissory notes in one or more closings. In connection with the execution of the Note Purchase Agreement, the Company also agreed to pay an arrangement fee and advisory fee to EEME Energy, which will be paid through the issuance of 750,000 shares of the Company’s Class A common stock as it relates to the arrangement fee and 200,000 of the Company’s Class A common stock as it relates to the advisory fee. EEME Energy has elected to convert in aggregate $7,200,000 of the Convertible Promissory Note (including any interest accrued thereon) into shares of common stock of XCF.

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

Contractual Obligations

The Company has a long-term financial liability of $132,815,971 related to a real estate lease arrangement. There are no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities.

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

As of March 31, 2026, we had cash, excluding restricted cash, of $1,047,539 to settle current liabilities of $244,838,071 which fall due for payment within twelve months of the balance sheet date.

Refer to “Liquidity and Capital Resources” for further discussion of liquidity risk and the measures we are taking to mitigate this risk.

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or the value of holdings or financial instruments. As of March 31, 2026, we had cash of $1,047,539 denominated in US dollars, which we believe does not have significant market risk exposure. Our Southeast Convertible Note and other promissory notes have a fixed interest rate; therefore, we are not exposed to market risk for changing interest rates.

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

Inventory

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined by using the weighted average method. Management compares the cost of inventories with the net realizable value, and an allowance is made to write down inventories to market value, if lower. Net realizable value is the estimated selling price in the ordinary course of business, less predictable cost of completion and applicable selling expenses. The cost of inventories includes inbound freight costs. As of March 31, 2026, the Company had $0 and $38,752 of raw material and finished goods inventory, net of reserves, respectively. As of March 31, 2025, the Company did not hold any inventory.

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the periods ended March 31, 2026 and December 31, 2025, no triggering events were identified that would require a quantitative assessment. During the periods ended March 31, 2026, and December 31, 2025, no impairment expense was recognized.

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

Emerging Growth Company Status

After the closing of the Business Combination, the Company qualifies to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to opt out of the extended transition period and will adopt new or revised financial accounting standards upon the effective dates for non-emerging growth companies. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

For Legacy XCF, the following material weaknesses were present at December 31, 2025 and have not been remediated as of March 31, 2026: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively, including accounting for the Business Combination and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. Our remediation plans regarding material weaknesses are addressed below.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise had the following material weaknesses as of December 31, 2025 and have not been remediated as of March 31, 2026; (a) lack of segregation of duties within the accounting function and (b) inappropriate design and operation of IT general controls The above material weakness did not result in a material misstatement of our unaudited condensed consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

Remediation Activities

Management, with the oversight of the Audit Committee, is currently taking actions to remediate the material weaknesses and is implementing additional processes and controls to address the underlying causes associated with the material weaknesses described above. These efforts include:

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing Oracle NetSuite. We plan to utilize workflow steps to ensure all journal entries are reviewed and approved before posting to the general ledger.
●	To alleviate the lack of a formal risk assessment the Company will establish a formalized governance program and implement an appropriate risk assessment process at the board level.
●	To alleviate the material weakness that controls were not designed to ensure the financial reporting process operates effectively, the Company has hired outside consultants to assist with technical accounting and SEC reporting, and management has hired experienced accounting and finance personnel to strengthen the internal accounting function.
●	To alleviate the material weakness related to IT general controls, the Company is in the process of implementing Oracle NetSuite. The Company will also design and implement IT general controls related to the Company’s financial reporting processes.
●	To alleviate the errors related to deferred taxes, the Company has hired outside tax consultants to assist with the preparation of the tax provision. These additional resources along with the new internal personnel hired will help ensure proper presentation and disclosure of taxes in the unaudited condensed consolidated financial statements.
●	To alleviate the lack of segregation of duties within the accounting function, the Company will hire additional accounting personnel and implement Oracle NetSuite to configure workflow approvals to address segregation of duties in the accounting processes

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

An arbitration claim against the Company with the American Arbitration Association (“AAA”) was formally served on May 14, 2026 pursuant to the Employment Arbitration Rules of AAA, seeking to recover certain amounts pursuant to an employment agreement by and between the Company and Mihir Dange on the basis that XCF failed to honor contractual agreements with its former Chief Executive Officer, Mihir Dange (the “Arbitration Claim”). The Arbitration Claim was filed in addition to a claim filed with the Occupational Safety and Health Administration, under Section 806 of the Sarbanes-Oxley Act of 2002, on April 8, 2026. The Company has held settlement discussions with Mr. Dange. The Company intends to vigorously defend against the Arbitration Claim; however, there can be no assurances that the Company will be successful in any settlement discussions with Mr. Dange or that the Company will be successful in defending against the arbitration claim.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the period ended December 31, 2025.

Risks Related to the Transactions

The business combination agreement for the Transactions with EEME, Southern and DEVS is subject to certain closing conditions and definitive transaction documents. If such conditions are not met or definitive transaction documents are not executed, the Transactions may be delayed or may not be completed and the applicable business combination agreement may be terminated in accordance with its terms.

On January 26, 2026, the Company entered into a transaction term sheet, dated January 26, 2026, with DevvStream Corp., an Alberta corporation (“DevvStream”), and Southern Energy Renewables Inc., a Louisiana corporation (“Southern”), setting forth the principal terms and conditions of a proposed business combination.

Following the execution of the term sheet, on April 13, 2026, the Company entered into a definitive Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “BCA” and the transactions contemplated thereby, collectively, the “Transactions”), by and among the Company, DevvStream, Southern, DevvStream Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“DevvStream Merger Sub”), and Southern Merger Sub Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“Southern Merger Sub”). The Transactions remain subject to customary closing conditions as well as the other terms, closing conditions and termination events (including failure to timely receive the DevvStream Fairness Opinion and the Company Fairness Opinion) set forth in the BCA.

If such conditions are not met or definitive transaction documents are not executed, the BCA may be terminated. No assurance can be given as to the timing of the execution of the definitive agreements or that any other conditions will be satisfied. Accordingly, there can be no assurance as to whether or when the Transactions will be completed.

Litigation relating to the Transactions, if any, could delay or prevent the completion of the Transactions and result in substantial costs to the Company.

Governmental authorities or other third parties with appropriate standing may file litigation challenging the Transactions and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Transactions. If any such litigation is successful, then such order may prevent the Transactions from being completed, or from being completed within the expected time frame. There can be no assurance that the Company or any other defendants would be successful in the outcome of any potential future lawsuits. Even if a lawsuit is without merit, it could result in substantial costs to the Company and divert management time and resources.

Failure to complete the Transactions could negatively impact the Company.

If the Transactions are not completed for any reason, the ongoing business and financial condition of the Company may be adversely affected, including in the following ways:

●	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common shares;

●	the Company may experience negative reactions from its suppliers, distributors, vendors, customers or other third parties with whom it does business;

●	the Company may experience negative reactions from employees;

●	the Company will have incurred, and may continue to incur, significant costs relating to the Transactions, such as investment banking, legal, accounting and financial advisor fees and expenses, that it may not be able to recover;

●	the Company will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuant of other opportunities without realizing any of the potential benefits associated with the Transactions; and

●	the Company may face litigation related to the failure to complete the Transactions.

In addition, if the BCA is terminated and the Company seeks an alternative transaction, there can be no guarantee that it will be able to find or complete an alternative transaction on more attractive terms than the Transactions or at all.

The Transactions, regardless of whether they are completed, will continue to divert resources from ordinary operations, which could adversely affect the Company’s business.

The Company has diverted the attention of management and other resources to the Proposed Transaction. Whether or not the Transactions are completed, the pendency of the Transactions will continue to divert the attention of management and other resources from day-to-day operations to the completion of the Transactions. This diversion of management attention and other resources could adversely affect the Company’s ongoing business regardless of whether the Transactions are completed.

The Company has incurred and expects to continue to incur significant costs related to the Transactions.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Transactions. These costs and expenses have been, and will continue to be, significant. These costs and expenses include fees paid or payable to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Transactions are completed. While the Company has assumed that a certain level of expenses would be incurred in connection with the Transactions, there are many factors beyond its control that could affect the total amount or the timing of these expenses. These costs and expenses could adversely impact the Company’s financial condition and liquidity.

Uncertainties associated with the Transactions could negatively impact the Company’s ability to attract, motivate and retain management personnel and other key employees.

Hiring qualified personnel can be competitive. Current and prospective employees of the Company may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair the Company’s ability to attract, retain and motivate key management, sales, marketing, and other personnel prior to completion of the Transactions. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If the Company is unable to retain personnel, including key management personnel, it could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company issued the following unregistered securities:

●	An aggregate of 49,500,000 shares of Class A Common Stock to EEME Energy SPV I LLC at a price per share of $0.10 and was made in reliance upon Section 4(a)(2) under the Securities Act of 1933, as amended.

●	An aggregate of 275,144 shares of Class A Common Stock to BTIG, LLC, 93,985 shares, at a price per share of $2.66 and 181,159 shares at a price per share of $1.38 and was made in reliance upon Section 4(a)(2) under the Securities Act of 1933, as amended.

On May 14, 2026, XCF Global, Inc. (the “Company”) issued an aggregate of 39,067,006 restricted shares of its Class A Common Stock, $0.0001 par value per share (the “Common Stock”), to the recipients described below in exchange for the cancellation of an aggregate of $17,619,219.84 of indebtedness owed by the Company. Each of the following issuances was made in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act.

●	Encore DEC, LLC. On May 14, 2026, the Company issued 37,033,385 restricted shares of Common Stock to Encore DEC, LLC (“Encore”) pursuant to the terms of the Payable Acknowledgement and Settlement Agreement, dated May 6, 2026, by and among the Company, New Rise Renewables Reno LLC and Encore (the “Encore Agreement”). The shares were issued in satisfaction of $16,702,057.00 of indebtedness owed by the Company to Encore at a conversion price of $0.451 per share. The shares were issued as fully paid and non-assessable shares of Common Stock, and no registration under the Securities Act was required in connection with the issuance.
●	He Must Increase, LLC. On May 14, 2026, the Company issued 848,734 restricted shares of Common Stock to He Must Increase, LLC (“HMI”) pursuant to the terms of certain Debt Cancellation Agreements, each dated May 14, 2026, between the Company and HMI (the “HMI Agreements”). The shares were issued in satisfaction of an aggregate of $382,779.13 of indebtedness at a conversion price of $0.451 per share. The shares were issued as fully paid and non-assessable shares of Common Stock, and no registration under the Securities Act was required in connection with the issuance.
●	Sumon Chaudhuri. On May 14, 2026, the Company issued 76,239 restricted shares of Common Stock to Sumon Chaudhuri (“Chaudhuri”) pursuant to the terms of the Consulting Agreement, dated November 19, 2025, between the Company and Chaudhuri (the “Chaudhuri Agreement”). The shares were issued in satisfaction of $34,383.71 of indebtedness owed by the Company to Chaudhuri at a conversion price of $0.451 per share. The shares were issued as fully paid and non-assessable shares of Common Stock, and no registration under the Securities Act was required in connection with the issuance.
●	Steve Goodwin. On May 14, 2026, the Company issued 554,324 restricted shares of Common Stock to Steve Goodwin (“Goodwin”) pursuant to the terms of the Separation Agreement, dated as of March 1, 2025, between the Company and Goodwin (the “Goodwin Agreement”). The shares were issued in satisfaction of $250,000.00 of indebtedness owed by the Company to Goodwin at a conversion price of $0.451 per share. The shares were issued as fully paid and non-assessable shares of Common Stock, and no registration under the Securities Act was required in connection with the issuance.
●	Joseph Cunningham. On May 14, 2026, the Company issued 554,324 restricted shares of Common Stock to Joseph Cunningham (“Cunningham”) pursuant to the terms of the Separation Agreement, dated as of February 28, 2025, between the Company and Cunningham (the “Cunningham Agreement”). The shares were issued in satisfaction of $250,000.00 of indebtedness owed by the Company to Cunningham at a conversion price of $0.451 per share. The shares were issued as fully paid and non-assessable shares of Common Stock, and no registration under the Securities Act was required in connection with the issuance.

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

On April 29, 2026, XCF, New Rise Reno and Twain entered into a Forbearance Agreement (the “2026 Twain Forbearance Agreement”), pursuant to which Twain has agreed to forbear from exercising its rights and remedies under the Ground Lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until January 1, 2027, subject to certain conditions and exceptions provided in the 2026 Twain Forbearance Agreement. In consideration of Twain’s forbearance, XCF issued 4,000,000 shares of XCF Common Stock (the “2026 Landlord Shares”) to Twain and agreed to use its reasonable best efforts to file a registration statement on appropriate form with the SEC to register the Landlord Shares for resale. The net proceeds of any sale of the Landlord Shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno to Twain.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Director and Officer Trading Plans and Arrangements. During the quarterly period ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on June 12, 2025)
10.1	Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global, Inc., Southern Energy Renewables, Inc., DevvStream Corp. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2026)
10.2	Forbearance Agreement by and between Twain GL XXVIII, LLC, New Rise Renewables Reno, LLC and XCF Global, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on May 4, 2026)
10.3	Payable Acknowledgement and Settlement Agreement dated May 6, 2026. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on May 12, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

XCF GLOBAL, INC.

Date: May 15, 2026	By:	/s/ Chris Cooper
Chris Cooper
Chief Executive Officer

	By:	/s/ Harvey Schnitzer
Harvey Schnitzer
Chief Financial Officer

