Form 10-Q
period 2026-06-30
XCF Global, Inc.
filed 2026-08-17
CIK 2019793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-42687

XCF Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-4582264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Blvd, FL 18 Suite 164

Houston, TX 77056

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

As of August 14, 2026, there were 410,816,896 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the Securities and Exchange Commission (the “SEC”) other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) statements regarding the Company’s expectations with respect to future performance and anticipated financial impacts of the recently completed Business Combination we completed in 2025, as well as the future performance and anticipated financial impacts of the proposed tri-party merger with DevvStream Corp. and Southern Energy Renewables, Inc., (ii) projections of revenue, earnings, capital structure and other financial items, (iii) statements of our plans and objectives, (iv) statements of expected future economic performance, (iv) statement regarding the termination and ultimate resolution of the P66 Agreement, and (v) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” “outlook,” “continues,” “approximately,” “predicts,” “estimates,” “projects,” or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. These factors include:

●	changes in domestic and foreign business, market, financial, political, regulatory and legal conditions;
●	unexpected increases in our expenses, including manufacturing and operating expenses and interest expenses, as a result of potential inflationary pressures, changes in interest rates and other factors;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any agreements with regard to our offtake arrangements;
●	the risk that the proposed transaction between the Company, XCF, DEVS and Southern is not consummated;
●	the outcome of any legal proceedings that may be instituted against the parties to the Business Combination or others;
●	our ability to continue to meet Nasdaq’s continued listing standards;
●	our ability to integrate the operations of New Rise and implement its business plan on its anticipated timeline;
●	our ability to raise financing to fund our operations and business plan and the terms of any such financing;
●	the New Rise Reno production facility’s ability to produce the anticipated quantities of SAF without interruption or material changes to the SAF production process;
●	the New Rise Reno production facility’s ability to produce renewable diesel in commercial quantities without interruption during the ongoing SAF ramp-up process;
●	our ability to resolve current disputes between our New Rise subsidiary and its landlord with respect to the ground lease for the New Rise Reno facility; The resolution of the Company’s disagreements with P66 regarding the P66 Agreement.
●	our ability to resolve current disputes between our New Rise subsidiary and its primary lender with respect to loans outstanding that were used in the development of the New Rise Reno facility;
●	payment of fees, expenses and other costs related to the completion of the Business Combination and the New Rise acquisitions;
●	the risk of disruption to our current plans and operations as a result of the consummation of the Business Combination and the proposed merger transaction between the Company, XCF, DEVS and Southern;
●	our ability to recognize the anticipated benefits of the Business Combination, the New Rise acquisitions and proposed transaction between the Company, XCF, DEVS and Southern, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
●	changes in applicable laws or regulations;
●	risks related to extensive regulation, compliance obligations and rigorous enforcement by federal, state, and non-U.S. governmental authorities;
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
●	the availability of tax credits and other federal, state or local government support;
●	risks relating to our and New Rise’s key intellectual property rights, including the possible infringement of their intellectual property rights by third parties;
●	the risk that our reporting and compliance obligations as a publicly traded company divert management resources from business operations;
●	the effects of increased costs associated with operating as a public company; and
●	various factors beyond management’s control, including general economic conditions and other risks, uncertainties and factors set forth in our filings with the SEC, including the risk factors contained herein and filings we make with the SEC in the future.

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

XCF GLOBAL, INC.

2

PART I. FINANCIAL INFORMATION

Item 1.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$329,084	$154,937
Restricted cash	-	4,295
Accounts receivable, net	1,711,635	24,550,762
Related party receivables	739,917	739,917
Other receivable	950,000	1,076,080
Inventory	7,361,147	337,971
Other current assets	1,490,405	784,645
Total current assets	12,582,188	27,648,607

Security deposit	800,000	1,500,000
Property, plant and equipment	407,648,007	390,323,968
TOTAL ASSETS	$421,030,195	$419,472,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,064,158	$48,122,947
Related party payable	-	16,701,982
Loans payable to related party	356,427	593,231
Notes payable, current portion	124,245,105	121,915,613
Warrant liabilities	7,097,326	751,800
Accrued expenses and other current liabilities	77,171,082	60,928,865
Total current liabilities	250,934,098	249,014,438

Financial liability, net of closing costs	132,825,754	132,806,188
TOTAL LIABILITIES	383,759,852	381,820,626

Commitments and contingencies (Note 11)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.0001 par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common Stock; $0.0001 par value, 500,000,000 shares authorized; 394,530,494 and 206,473,533 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	39,452	20,646
Additional paid-in capital	85,902,009	54,356,988
Accumulated deficit	(48,671,118)	(16,725,685)
TOTAL STOCKHOLDERS’ EQUITY	37,270,343	37,651,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,030,195	$419,472,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$690,881	$6,576,232	$1,039,569	$6,576,232
Cost of sales	414,681	7,811,302	1,075,619	7,811,302
Gross income (loss)	276,200	(1,235,070)	(36,050)	(1,235,070)

Operating expenses:
Operating expenses	1,574,560	2,177,269	5,010,244	3,724,134
General and administrative expenses	913,028	6,487,895	4,883,111	10,270,680
Severance expense, net	-	13,200,000	(14,516)	13,200,000
Professional fees	3,544,729	11,277,307	6,178,735	11,853,942
Total operating expenses	6,032,317	33,142,471	16,057,574	39,048,756

Loss from operations	(5,756,117)	(34,377,541)	(16,093,624)	(40,283,826)

Other income (expense)
Change in the fair value of notes payable	(188,371)	4,797,980	(331,229)	4,797,980
Change in fair value of warrants	(1,747,324)	206,166,000	(6,311,824)	206,166,000
Loss on issuance of debt to related party	-	(40,531,000)	-	(40,531,000)
ELOC commitment fees	-	(7,400,000)	-	(7,400,000)
Unrealized loss on derivative asset	-	(16,058,628)	-	(16,058,628)
Interest income (expense), net	(6,549,595)	(2,067,970)	(9,633,164)	(3,566,870)
Other income (expense), net	108,389	(260,732)	424,407	(322,748)
Total other income (expense)	(8,376,901)	144,645,650	(15,851,810)	143,084,734

Net income (loss)	$(14,133,018)	$110,268,109	$(31,945,434)	$102,800,908

Net Income (loss) per common share; basic and diluted	$(0.04)	$0.83	$(0.11)	$0.84

Weighted average number of common shares outstanding; basic and diluted	353,177,339	133,638,081	297,418,437	121,740,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2026
	Common		Additional
	Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	206,473,533	$20,646	$54,356,988	$(16,725,685)	$37,651,949
ELOC at the market stock sales	15,200,000	1,519	2,678,710	-	2,680,229
EEME Energy SPV LLC, stock issued	69,000,000	6,900	6,893,100	-	6,900,000
BTIG, LLC, stock issued in settlement	275,144	27	69,308	-	69,335
Stock based compensation expense (benefit) associated with restricted stock units	-	-	(4,704,128)	-	(4,704,128)
Non-employee share-based payments	-	-	524,325	-	524,325
Net loss	-	-	-	(17,812,415)	(17,812,415)
Balance, as of March 31, 2026	290,948,677	29,092	59,818,303	(34,538,100)	25,309,295

EEME Energy SPV I LLC capital raise	34,333,340	3,433	4,096,568	-	4,100,001
Common stock issued for penalty interest on notes payable	1,684,111	168	1,858,378	-	1,858,546
Common stock issued to Brown Stone	23,333,340	2,333	2,997,667	-	3,000,000
Common stock issued to Roth Capital	1,012,353	101	362,149	-	362,250
Common stock issued to Narrow Road	666,667	67	99,933	-	100,000
Common stock issued to Connective Capital	2,666,667	267	399,733	-	400,000
Common stock issued to Intracoastal Capital	666,667	67	99,933	-	100,000
Common stock issued to Wainwright	151,666	15	22,735	-	22,750
Common stock issued to Encore, a related party, to settle accounts payable	37,033,385	3,703	16,698,354	-	16,702,057
Common stock issued to settle accounts payable with vendors	2,033,621	206	917,414	-	917,620
Stock issuance costs	-	-	(68,702)	-	(68,702)
Stock based compensation expense (benefit) associated with restricted stock units	-	-	(1,400,456)	-	(1,400,456)
Net loss	-	-	-	(14,133,018)	(14,133,018)
Balance as of June 30, 2026	394,530,494	$39,452	$85,902,009	$(48,671,118)	$37,270,343

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2025
	Members’
	Contributions,		Common		Additional
	Net of	Members’	Stock		Paid in	Accumulated	Total
	Distributions	Deficit	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	$-	$-	140,227,818	$140,228	$70,313,190	$(29,018,191)	$41,435,227
Recapitalization on February 19, 2025	-	-	42,850,576	42,851	(70,313,190)	(18,269,283)	(88,539,622)
Balance as of December 31, 2024, as adjusted	-	-	183,078,394	183,078	-	(47,287,474)	(47,104,397)
Net loss	-	-	-	-	-	(7,467,201)	(7,467,201)
Balance at March 31, 2025	$-	$-	183,078,394	$183,078	$-	$(54,754,675)	$(54,571,597)

Recapitalization on June 6, 2025	-	-	(57,446,488)	(170,515)	43,613,494	(43,442,979)	-
Issuance of common stock to Focus Impact in connection with the Business Combination	-	-	5,322,463	532	(226,081,998)		(226,081,466)
ELOC commitment fee	-	-	507,802	51	7,399,949		7,400,000
Common stock issued for conversion of loan payable to related party	-	-	10,000,000	1,000	99,999,000		100,000,000
Agreements in connection with the Business Combination	-	-	622,109	62	1,239,938		1,240,000
Common stock issued for conversion of loan payable to related party	-	-	1,200,000	120	(120)		-
Common stock issued for conversion of loan payable to related party	-	-	3,431,096	343	40,399,657		40,400,000
Common stock issued in conjunction with promissory notes	-	-	686	-	10,000		10,000
Common stock issued as compensation for severance	-	-	600,000	60	13,199,940		13,200,000
Common stock issued as replacement shares to Randy Soule	-	-	1,948,862	195	19,088,430		19,088,625
Stock based compensation associated with restricted stock	-	-	-	-	1,131,710		1,131,710
Net income	-	-	-	-		110,268,109	110,268,109
Balance at June 30, 2025	$-	$-	149,264,925	$14,926	$-	$12,070,455	$12,085,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XCF GLOBAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(31,945,434)	$102,800,908
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation expense (benefit)	(6,104,584)	1,186,605
Non-cash severance expense	(14,516)	13,200,000
Non-employee share-based payments	524,325	-
Net realizable value adjustments	-	2,581,874
Change in fair value of notes payable	331,229	(4,797,980)
Change in fair value of loans payable to related party	-	79,000
Amortization of debt discount	-	105,747
Loss on issuance of debt to related party	-	40,531,000
Loss on issuance of debt	-	138,000
ELOC commitment fee expense	-	7,400,000
Change in fair value of warrant liabilities	6,311,824	(206,166,000)
Change in fair value of derivative asset	-	16,058,628
Bad debt expense	1,655,291	-
Changes in operating assets and liabilities:
Accounts receivable	21,183,836	(7,364,394)
Related party receivable	-	(65,180)
Inventories	(7,023,176)	(5,932,599)
Security deposit	700,000	-
Other current assets	(489,199)	191,389
Related party payable	-	709,318
Accounts payable	(4,613,211)	15,241,633
Loans payable to related party	-	-
Professional fees payable	-	4,915,209
Accrued expenses and other current liabilities	8,797,246	10,651,043
Net cash used in operating activities	(10,686,369)	(8,535,798)
Cash flows from investing activities:
Cash acquired in Acquisition	-	220,897
Capital expenditures for construction in progress	(6,355,930)	(1,474,214)
Net cash used in investing activities	(6,355,930)	(1,253,317)
Cash flows from financing activities:
Proceeds from member contributions	-	4,387,000
Proceeds from borrowing	1,200,000	1,950,000
Proceeds from related party note payable	-	2,500,000
Payment of GNCU loans	(750,000)	-
Payment of financial liability	(900,000)	-
Proceeds for common stock issued to EEME	11,000,001	-
Proceeds from note payable	31,917	950,000
ELOC at the market stock sales	2,680,233	-
Proceeds from issuance of common stock to Brown Stone	3,000,000	-
Proceeds from issuance of common stock to Roth Capital	362,250	-
Proceeds from issuance of common stock to Narrow Road	100,000	-
Proceeds from issuance of common stock to Connective Capital	400,000	-
Proceeds from issuance of common stock to Intracoastal Capital	100,000	-
Proceeds from issuance of common stock to Wainwright	22,750
Capital raise costs	(35,000)	-
Net cash provided by financing activities	17,212,151	9,787,000

Net increase in cash, cash equivalents and restricted cash	169,852	(2,115)
Cash, cash equivalents and restricted cash at beginning of period	159,232	413,006
Cash, cash equivalents and restricted cash at the end of period	$329,084	$410,891

Supplemental disclosure of cash flow information
Cash paid for interest	$1,741,304	$-

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Capitalization of debt closing costs to construction in progress	$-	$107,650
Issuance of common stock in exchange for members’ equity in Acquisition	$-	$1,060,619,510
Assumption of net assets (liabilities) in Acquisition	$-	$(93,647,521)
Issuance of membership units to settle related party payables	$-	$500,000
Assumption of net assets (liabilities) from Business Combination	$-	$(226,081,466)
Conversion of convertible note payable to related parties into New XCF common stock	$-	$100,000,000
Issuance of common stock for ELOC commitment fee	$-	$7,400,000
Conversion of non redemption agreement	$-	$1,240,000
Interest capitalization on notes payable	$4,802,006	$5,943,286
Interest capitalization on financial liability	$5,445,590	$5,306,929
Conversion of miscellaneous notes and payables to equity	$917,621	$-
Common stock issued as penalty interest on various notes	$1,858,547	$-
Common stock issued to vendor	$69,335	$-

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

On January 23, 2025 and February 19, 2025, Legacy XCF completed its acquisitions (the “Acquisition”) of New Rise SAF Renewables Limited Liability Company, (“New Rise SAF”) and New Rise Renewables, LLC. (“New Rise Renewables”) (collectively the “New Rise Entities”), which became wholly owned subsidiaries of XCF Global Capital, Inc. (“Legacy XCF”). New Rise Renewables, a Delaware limited liability company, was formed on September 23, 2016 for the purpose of owning 100% of New Rise Renewables Reno, LLC (“New Rise Reno”). New Rise Renewables is focused on producing renewable fuels to lower the world’s carbon footprint by meeting the growing demand for renewable fuels and will concentrate on the production of clean-burning, sustainable biofuels, principally SAF. The New Rise Reno facility is built on a 10-acre parcel located within McCarran, Nevada. New Rise Reno’s activities have primarily consisted of acquiring plant assets, infrastructure development and construction, and other pre-operational expenditures. In February 2025, New Rise Reno began initial production of SAF and renewable naphtha (a byproduct in SAF production). First deliveries of neat SAF and renewable naphtha began in March 2025. During the initial phase of production ramp-up, New Rise Reno production facility operated at approximately 50% of nameplate capacity. Until SAF production is at nameplate capacity, New Rise Reno is not deemed to be an operating facility and classifies as under construction until final project acceptance under New Rise’s license agreement with Axens North America under the original intention of the SAF conversion. Such final project acceptance has not yet been completed. While ramp-up processes are being undertaken and until final plant acceptance, management has made the determination to temporarily produce and sell renewable diesel, a byproduct of SAF production, which can be achieved at approximately 2,000 barrels per day, which is approximately 20% below nameplate capacity, and without any additional modifications to the facility. In May 2025, New Rise Reno began selling renewable diesel under its Supply and Offtake Agreement with Phillips 66 (the “P66 Agreement”). On April 2, 2026, P66 delivered notice to New Rise Reno of termination of the P66 Agreement, and the P66 Agreement was terminated as of May 1, 2026. On April 9, 2026, the Company entered into a term sheet (the “BGN Term Sheet”) with BGN INT US, LLC (“BGN”), an independent global energy and commodities group, pursuant to which the Company would provide inside-the-fence logistics, production and refining services, storage and blending as well as marketing support in coordination with BGN’s sales and logistics teams.  On July 7, 2026, the Company announced the execution of definitive agreements with BGN, which established the commercial structure previously contemplated under the BGN Term Sheet.  Pursuant to the definitive agreements, BGN is expected to facilitate feedstock supply and serve as  a commercialization partner for renewable fuels produced at the Company’s New Rise Renewables Reno facility, including sustainable aviation fuel, renewable diesel and renewable naphtha. The parties intend to coordinate production planning, logistics, and product marketing activities designed to support efficient delivery to end markets.

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

ELOC Agreement

On May 30, 2025, New XCF and Legacy XCF entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd (“Helena”). Pursuant to the ELOC Agreement, following the completion of the Business Combination, New XCF will have the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $50,000,000 of Class A common stock of New XCF, subject to the conditions set forth therein. At issuance, the fair value of the ELOC Agreement was zero. As of June 30, 2026, the Company has sold 17,350,000 shares of Class A common stock raising $2,944,118 net of commissions due Helena related to these At the Market (“ATM”) stock sales and before note payments to Skyfall Capital and YBR Advisors.

As a commitment fee in connection with the execution of the ELOC Agreement, on May 31, 2025, Legacy XCF issued to Helena 740,000 shares of Legacy XCF’s common stock (the “Commitment Shares”). The Commitment Shares were valued at $10.00 per share for a total value of $7,400,000 which was recorded in ELOC commitment fees in the consolidated statements of operations.

On June 15, 2026, the Company terminated the Helena Agreement.

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

Proposed Transaction with Southern Energy Renewables and DevvStream Corp.

On January 26, 2026, the Company entered into a binding term sheet (the “Term Sheet”) with Southern Energy Renewables, Inc., a Louisiana corporation (“Southern”), DevvStream Corp., an Alberta corporation (“DEVS”), and EEME Energy SPV I LLC (“EEME”), which sets forth the principal terms and conditions of a proposed business combination and related financing transactions (collectively, the “Proposed Transaction”). Pursuant to the Term Sheet, and subject to the finalization of mutually agreeable merger structure and definitive transaction documents and ultimately the satisfaction of certain closing conditions, it is expected that Southern and DEVS will each merge with wholly-owned subsidiaries of the Company, with Southern and DEVS surviving, and their respective stockholders receiving shares of Class A common stock of the Company, par value $0.0001 per share, resulting in Southern and DEVS becoming wholly-owned subsidiaries of XCF. EEME is a related party and is a significant shareholder of New XCF.

In connection with and to support the Proposed Transaction, the Company agreed to invest $10,000,000 to convert and build out its New Rise Reno facility for sustainable aviation fuel blending and related corporate purposes, to be funded through the sale by the Company to EEME of $10,000,000 Common Stock. During the three months ended March 31, 2026, EEME has purchased 69,000,000 shares of Common Stock for $6,900,000. During the three months ended June 30, 2026, EEME has purchased an additional 21,000,000 shares of Common Stock for $2,100,000 bringing the total to $9,000,000. The remaining 10,000,000 shares were purchased by Brown Stone Capital for $1,000,000.

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

Since inception through June 30, 2026, the Company has incurred recurring losses from operations. The loss from operations was ($16,093,624) and ($40,283,826) for the six months ended June 30, 2026, and 2025, respectively. The Company had an accumulated deficit of $(48,671,118) and current liabilities of $250,934,098 as of June 30, 2026. The Company has cash equivalents, excluding restricted cash, of $329,084 at June 30, 2026. Management believes that operating losses and negative operating cash flows will continue into the foreseeable future, until such time as the New Rise Reno refinery becomes fully operational. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Change in Reporting Presentation

Previously, the Company presented professional fees payable as separate line items in the condensed consolidated balance sheets. During the first quarter of 2026, the Company made a voluntary change in accounting presentation to reclassify the amounts to accounts payable and accrued expenses and other current liabilities. Prior period amounts of $7,845,379 and $2,697,000 have been reclassified to accounts payable and accrued expenses and other current liabilities, respectively, to conform to the current year presentation.

Previously, the Company presented the change in fair value of notes payable in the other income (expense) line item in the condensed consolidated statement of operations. During the second quarter of 2025, the Company made a voluntary change in accounting presentation to reclassify the amounts to a separate line item. Prior period amounts of $(45,000) have been reclassified to change in fair value of notes payable, respectively, to conform to the current year presentation.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid temporary cash investments with original maturities of three months or less are cash equivalents. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any losses on these accounts and believes credit risk to be minimal. Restricted cash represents funds the Company is required to set aside for debt servicing purposes. The Company does not have restricted funds during the six months ended June 30, 2026.

The Company reconciles cash, cash equivalents, and restricted cash reported in its consolidated balance sheets that aggregate to the beginning and ending balances shown in the Company’s consolidated statements of cash flows as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$329,084	$154,937
Restricted cash	-	4,295
Total cash, cash equivalents and restricted cash	$329,084	$159,232

Accounts Receivable

Accounts receivable, net, are reported at the invoiced amount, less an allowance for potential uncollectible amounts. The Company did not recognize an allowance for uncollectible amounts as of June 30, 2026 and December 31, 2025.

Inventory

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost and net realizable value. Cost is determined using the weighted-average method. Management compares the cost of inventories with the net realizable value, and an allowance is made to write down inventories to market value, if lower. Net realizable value is the estimated selling price in the ordinary course of business, less predictable cost of completion and applicable selling expenses. The cost of inventories includes inbound freight costs.

On October 1, 2025, New Rise Reno entered into Amendment No. 9 to the P66 Agreement. The amendment modifies certain operational provisions of the P66 Agreement, including clarifying that Phillips 66 retains title to feedstock while such feedstock is stored at the New Rise facility and that title transfers to New Rise only when the feedstock exits storage tanks and enters process units for conversion. The amendment also grants Phillips 66 a continuing right, exercisable upon written notice, to require reloading of feedstock from storage tanks into railcars. Previously, as a result of Amendment No. 9, the feedstock was not controlled by New Rise and therefore, no raw material was recorded. As a result of and in accordance with Amendment No. 9, all feedstock at the New Rise Reno facility has entered the process for conversion and therefore, all raw material has been recorded as raw material inventory. On April 1, 2026, the P66 agreement was terminated (see Note 11). On June 30, 2026, the Company had $6,369,992 in raw materials that had entered the process for conversion and therefore included in inventory of the Company. The Company also had accounts receivable due from Phillips 66 of $1,711,635 and accounts payable due to Phillips 66 of $7,737,076 related to the processing arrangement. In addition, the Company’s finished goods inventory included $991,155 of SBC produced from feedstock for which title had transferred to the Company.

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

Depreciation commences upon the machinery and equipment and operation plant being placed in service. As of June 30, 2026, no machinery, equipment or operation plant had been placed in service and therefore there was no depreciation expense or accumulated depreciation as of the balance sheet date.

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

For the six months ending June 30, 2026, and December 31, 2025, no events were identified that would require a quantitative assessment for impairment.

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

The Note Payable - Polar was not settled at close of the Business Combination, and New XCF assumed the obligation. Pursuant to Section 1.5 and Section 1.6 of the Subscription Agreement, Polar gave notice to the Company, that as of June 17, 2025, the Company was in default of the agreement (“the Default Date”). Since the default continued for a period of five business days from the Default Date (the “Default”), the Company will issue 120,000 shares of common stock to Polar each month until the Default is cured (the “Default Shares – Polar”). For the period beginning June 17, 2025 and ending October of 2025, the Company has issued a total of 720,000 shares to Polar. On April 24, 2026, the Company issued an additional 600,000 shares to Polar as default penalty shares for a total of 1,320,000 shares. The additional shares to Polar are included in the caption “Common stock issued for penalty on notes payable” reflected in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity. This brings the Company current through April 2026. It is delinquent in delivering the proper number of shares as called for by the Subscription Agreement by 240,000 Class A shares of Common Stock for the period ended June 30, 2026.

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

On June 12, 2026, the Company issued 100,000 New Warrants with an exercise price of $0.21 and a termination date of June 12, 2031. The Company’s stock price on June 12, 2026, was $0.34. Similar to the warrants described above, the Company has concluded that the New Warrants were issued with warrant agreements that qualify for liability accounting treatment and are recorded as derivative liabilities on the unaudited condensed consolidated balance sheets and measured at fair value at issuance and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations during the period of change.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements over the requisite service period of the award and recognizes forfeitures as they occur. For service and performance-based stock options, the Company determines the grant date fair value using the Black-Scholes-Merton option pricing model, which requires the input of certain assumptions, including the expected life of the stock-based payment award, stock price volatility and risk-free interest rate. For restricted stock units, the Company determines the grant date fair value based on the closing market price of its Class A common stock on the date of grant. The Company records the amortization of the cost of stock-based compensation to General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. Those shares awarded as severance are recorded in Severance expense on the Unaudited Condensed Consolidated Statements of Operations.

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

In March 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes comprehensive recognition, measurement, presentation, and disclosure guidance for environmental credits and related compliance obligations. The standard applies to all environmental credit programs in which an entity obtains or generates tradable instruments that can be used to settle a regulatory compliance obligation or transferred to third parties. The Company’s activities include the production and sale of renewable diesel, renewable naphtha, and renewable jet fuel, which generate Low Carbon Fuel Standard (“LCFS”) credits and other environmental credits under federal and state programs. These credits meet the definition of environmental credits under Topic 818. Under the new guidance, environmental credits are recognized as assets when it is probable that the Company will (i) use the credits to settle a regulatory compliance obligation, (ii) transfer the credits in an exchange transaction, or (iii) transfer the credits in a nonreciprocal transaction. Environmental credits obtained through purchase or generation are initially measured at cost, including directly attributable costs to obtain or generate the credits. Credits intended for compliance are subsequently measured at cost and are not remeasured. Credits intended for sale or transfer are also carried at cost and are subject to impairment when indicators of impairment exist. The Company is currently evaluating the impact of adopting ASU 2026-02 on its consolidated financial statements.

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

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Historically, the Company’s revenues were generated under an agreement with Phillips 66. Under the Phillips 66 agreement, the Company sold renewable diesel, sustainable aviation fuel, renewable Naphtha, (collectively, “renewable fuels”) and transfer Renewable Identification Numbers (“RIN”) and Low Carbon Fuel Standard credits (“LCFS”) (collectively “environmental credits”) associated with the generation of the renewable fuels. See Note 11, Commitments and Contingencies.

Sale of sustainable aviation fuel and Naphtha

As discussed in Note 1, the Company is currently in the process of constructing plants to process non-food feedstock into renewable fuels. While the Company owns several plants, none of the facilities have commenced production operations as of June 30, 2026. As the plants were in the construction phase, all sales of sustainable aviation fuel and Naphtha are considered activities to bring the plant assets to operating production; therefore, in accordance with ASC 360-10-30-1, sales of sustainable aviation fuel and Naphtha during the construction phase before operational commencement occurs are capitalized as a reduction of the cost of the plant. For the three and six months ended June 30, 2026, $0 and $251,468 of net sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively. For the three and six months ended June 30, 2025, $1,854,743 and $2,487,760 of gross sales of Naphtha and synthetic blended components were capitalized as a reduction of the cost of the plants, respectively.

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

The table below presents the Company’s revenue disaggregated by revenue source for the three and six months ending:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue service line:
Renewable diesel products	$561,549	$3,372,667	$643,656	$3,372,667
Renewable diesel environmental credits	-	3,203,565	97,301	3,203,565
Naphtha product sales	129,332	-	298,612	-
Total revenue	$690,881	$6,576,232	$1,039,569	$6,576,232

NOTE 4. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$991,155	$337,971
Raw materials	6,369,992	-
Total inventory	$7,361,147	$337,971

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2026	2025
Construction in progress	$379,991,332	$362,667,293
Land	1,704,675	1,704,675
Machinery and equipment	9,555,000	9,555,000
Operations plant	16,397,000	16,397,000
Total property, plant and equipment	$407,648,007	$390,323,968

NOTE 6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accrued interest	$64,252,834	$49,989,414
Accrued separation expense	10,175,814	5,862,500
Other accrued expenses	2,742,434	5,076,951
Accrued expenses and other current liabilities	$77,171,082	$60,928,865

NOTE 7. NOTES PAYABLE

Greater Nevada Credit Union

As of June 30, 2026, and December 31, 2025, the Company had four notes payable to Greater Nevada Credit Union (“GNCU”, and collectively, the “GNCU Loan”) that are secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The loan was made in two tranches of $56,290,000 each. Each tranche is made up of a Note 1 for 80% of the tranche or $45,032,000 and a Note 2 for the remaining 20% or $11,258,000 of the tranche. The Note 1 in each tranche is guaranteed by the US Department of Agriculture Rural Development and bears an interest rate of Wall Street Journal Prime Rate plus 2%. Note 2 in each tranche bears interest at Wall Street Journal Prime Rate plus 7%. At June 30, 2026, the interest rates were 8.75% and 13.75% for Note 1 and Note 2, respectively. At December 31, 2025, the interest rates were 9.25% and 14.25% for Note 1 and Note 2 within each tranche, respectively. All interest is payable monthly. The maturity date for the GNCU Loan is December 6, 2037. The Company is currently in default on these notes due to failure to make required minimum monthly payments and the outstanding balance has been classified as current on the consolidated balance sheets.

In connection with the issuance of the notes, the Company incurred direct costs and closing fees totaling $3,523,380. In accordance with FASB ASC Topic 835-30, “Imputation of Interest”, these costs have been recognized as debt closing costs and are being amortized over the term of the notes. The monthly amortization is $14,681 and during the six months ended June 30, 2026 and 2025, $44,042 and $44,042, respectively, of debt closing costs have been capitalized as construction in progress. The monthly amortization is $14,681 and during the six months ended June 30, 2026 and 2025, $88,084 and $88,084, respectively, of debt closing costs have been capitalized as construction in progress. The balance of the GNCU Loan is presented net of the unamortized closing costs on the accompanying consolidated balance sheets. As of June 30, 2026, and December 31, 2025, the gross notes payable balance was $112,580,000, which is presented net of the unamortized closing costs on the notes of $2,011,263 and $2,099,347, respectively. As of June 30, 2026, and December 31, 2025, unpaid accrued interest on the notes payable was $25,068,908 and $20,266,902, respectively. Total interest expense for the three and six months ended June 30, 2026, was $2,414,372 and $4,802,006, respectively. For the three and six months ended June 30, 2025, total interest expense was $2,978,679 and $5,943,286, respectively.

Miscellaneous Notes

The Company also assumed several promissory note agreements as part of the Acquisition that occurred in February 2025. The aggregate notes payable balance was $1,648,353 and interest payable of $833,915 as of June 30, 2026. Interest on the promissory notes range from 8% - 12% per annum. Total interest expense for the three and six months ended June 30, 2026, was $27,531 and $833,915, respectively. Total interest expense for the three and six months ended June 30, 2025, was $60,070 and $196,592, respectively. The Company converted several of these notes to equity during the quarter ending June 30, 2026. Maturity dates for these promissory notes are less than one year. One of the promissory notes is secured by the building and all equipment located in the biodiesel plant in Fort Myers, Florida. These notes have matured and the notes are payable on demand. Additionally, the Company elected the fair value option for measuring the fair value of one of its promissory notes assumed in the Acquisition. During the three and six months ended June 30, 2026, the Company recognized a gain of $16,802 and a loss of ($64,009) as compared to a loss of ($5,000) and $50,000 for the same period during 2025 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the promissory note was $542,657.

On May 14, 2026, the Company entered into Debt Conversion Agreements with various miscellaneous note holders. The agreements call for, among other things, a conversion price of $0.451 per share. The debt conversion includes six individuals and business entities providing for the conversion of $917,618 in debt for 2,033,621 shares of the Company’s Class A Common stock.

Narrow Road Capital Note

On May 10, 2025, Legacy XCF and Narrow Road Capital Ltd entered into a promissory note for gross principal amount of $700,000. The promissory note bears interest of $140,000, per quarter, is unsecured, and is due at the earlier of (i) September 30, 2025, or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 280,000, shares of Legacy XCF common stock equivalent to 192,141 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. On November 21, 2025 the Company paid $140,000 in accrued interest to Narrow Road Capital. On October 8, 2025, the Company issued 68,214 of New XCF Class A common shares to Narrow Road Capital. On November 21, 2025, the Company issued 102,233 New XCF Class A common shares to Narrow Road Capital. On April 13, 2026, the Company issued 802,629 shares of Class A common stock for penalty interest through March 31, 2026, to Narrow Road Capital. The company has accrued interest outstanding as of June 30, 2026, of $140,000. Additionally, the Company elected the fair value option for measuring this promissory note. For the fair value calculation, the Company assumed that the note would be retired on December 31, 2026, for periods before April 1, 2026. For subsequent periods, the Company is assuming the note will be retired on December 31, 2027. During the three and six months ended June 30, 2026, the Company recognized a gain of $95,180 and $130,821, respectively. During the three- and six-month periods ended June 30, 2025, the Company recognized a loss of $22,000 in fair value adjustments related to the promissory note. The loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the note payable was $1,382,050.

Gregary Segars Cribb Note

On May 10, 2025, Legacy XCF and Gregory Segars Cribb entered into a promissory note for gross principal amount of $250,000. The promissory note bears interest of $50,000, is unsecured, and is due at the earlier of (i), or (ii) an event of default (as specified in the promissory note). In connection with the issuance of the promissory note, the holder had the right, but not the obligation, to elect to receive up to 100,000 shares of Legacy XCF common stock equivalent to 68,622 Class A common stock of New XCF if elected after the Business Combination. On each issuance date, the note and corresponding common stock shares were recognized at their issuance date fair values and any difference, as compared to the cash proceeds received were recorded as a loss from issuance of debt in the consolidated statements of operations. Additionally, the Company elected the fair value option for measuring this promissory note. For the fair value calculation, the Company assumed that the note would be retired on December 31, 2026, for periods before April 1, 2026. For subsequent periods, the Company is assuming the note will be retired on December 31, 2027. During the three and six months ended June 30, 2026, the Company recognized a gain of $84,538 and $50,034, respectively, in fair value adjustments related to the promissory note. During the three- and six-month periods ended June 30, 2025, the Company recognized a loss of $6,000 in fair value adjustments related to the promissory note. The gain or loss was recognized in other income (expense) in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the note payable was $452,215.

Helena Global Investment Opportunities Note

On May 30, 2025, New XCF, Legacy XCF, Randall Soule (“Soule”), in his individual capacity as a shareholder of Legacy XCF, and Helena Global Investment Opportunities I Ltd (“Helena”) entered into a promissory note (the “Helena” or “Helena Note”) for gross principal amount of $2,000,000. The Helena Note bears interest of $400,000, is unsecured, and is due at the earlier of (i) the date that is three months from Helena’s disbursement of the loan, (ii) an event of default (as specified in the Helena Note), if such note is then declared due and payable in writing by the holder or if a bankruptcy event occurs (in which case no written notice from the holder is required) or (iii) in connection with future debt or equity issuances by New XCF or its subsidiaries. In connection with the issuance of the Helena Note, Soule has agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena, representing the expected number of shares of Legacy XCF common stock that will be equal to 1,948,862 shares of New XCF Class A common stock as of the closing of the Business Combination (the “Advanced Shares”). Upon Helena’s receipt of an aggregate of $2,400,000 in (i) payments from New XCF and (ii) aggregate net proceeds from the sale of Advanced Shares, New XCF’s payment obligations for principal and interest under the Helena Note will have been satisfied and Helena is obligated to return any remaining Advanced Shares to Soule. If Helena shall have sold all of the Advanced Shares and not yet received at least $2,400,000 in net proceeds from the sale thereof and in other payments from New XCF, New XCF shall remain responsible for payment of any shortfall, which shall be payable as otherwise required under the terms of the Helena Note. As disclosed above with respect to the Helena Note, in connection with the issuance of the Helena Note, Soule agreed to transfer 2,840,000 shares of Legacy XCF common stock held by him to Helena. The Company and Soule entered into a letter agreement dated as of May 30, 2025 (the “Side Letter Forward” or “derivative asset”), pursuant to which the Company agreed to issue Soule 2,840,000 shares of Legacy XCF common stock (“Replacement Shares”) in consideration for Soule’s transfer of an equal number of shares to Helena. At issuance, the Company recorded the Replacement Shares and the Side Letter Forward at their fair value. On July 1 and July 16, 2025, the Company received cash payment from Helena totaling $2,249,381 for the remaining Advanced Shares, and in exchange the Company and Soule waived Helena’s obligation to return the remaining Advanced Shares. The Company remeasured the derivative asset and recorded an unrealized gain of $97,443 which was recorded within unrealized loss on derivative asset in the unaudited condensed consolidated statements of operation. The Company derecognized the derivative asset at the settlement date fair value and recorded $1,316,827 of gain for the difference between the cash received and the fair value of the derivative asset, which is recorded in realized gain on derivative asset. For the period ended December 31, 2025, the Company recognized a $16,156,071 loss on the Side Letter Forward, which is recorded in unrealized loss on derivative asset in the unaudited condensed consolidated statement of operations. As of June 30, 2026 and December 31, 2025, the fair value of the derivative asset is $0.

As part of the Business Combination, the Company assumed $2,400,000 notes payable with a related debt discount of $400,000. On June 18, 2025, the Helena Note was paid off and settled as Helena sold 783,501 Advanced Shares and received an amount in cash proceeds equal to $2,400,000.

Polar Note

As a result of the Business Combination that closed June 6, 2025, the Company assumed a note payable from Polar with face value of $1,200,000. The Company elected the fair value option for valuing this loan and valued the loan at $6,480,632 at June 6, 2025. On October 8, 2025, and November 21, 2025, the Company assigned 480,000 and 240,000 shares for a total of 720,000 XCF New Class A shares as penalty interest. From the date of Business Combination when the Note was originally valued at $6,480,632 to December 31, 2025, the Company recognized a $5,042,024 gain due to the change in fair value which was recorded within change in the fair value of note payable in the consolidated statements of operation. For the three months ending June 30, 2026, and 2025, the Company recognized a gain of $365,345 and $4,875,980, in fair value which is recorded within change in the fair value of note payable in the consolidated statements of operation. For the six months ended June 30, 2026 and 2025, the Company recognized a gain of $407,027, and $4,875,980, in fair value which is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation. As of June 30, 2026, the fair value of the note payable due to Polar was $1,845,636.

Cohen & Company Securities Note

On July 7, 2025, Cohen & Company Securities, LLC (“CCS”) converted previously accrued $5,500,000 of success fees into a promissory note (the “CCS Note”). The CCS Note bears interest of 10% per annum compounded monthly, is unsecured, and is due December 31, 2026 (“Maturity Date”). Commencing on June 30, 2025, interest is payable in kind or cash at the election of the Company by accruing such interest in arrears on the last day of each month. Beginning on September 6, 2025, and on each month thereafter until Maturity Date, the Company shall pay $343,750 (each such payment, an “Amortization Payment”) to CCS. The Company may, in its sole discretion, elect to pay all or any portion of the Amortization Payments or any interest due and payable on the Maturity Date in Class A common stock. At the issuance date, the Company determined a fair value of $4,796,223 for the CCS Note. During the year ended December 31, 2025, the Company recognized a gain of $279,334 in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. During the three months ending June 30, 2026, the Company recognized a gain of $80,569, and $0, in fair value adjustments which is recorded in change in the fair value of note payable in the consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized a loss of $176,235 and $0, in fair value adjustments which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the CCS Note was $5,125,000.

Skyfall Capital Ltd Note

On October 22, 2025, the Company entered into a note for $560,000 with Skyfall Capital Ltd (“Skyfall”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the Loan. During December 2025, Skyfall received $18,870 on the outstanding balance from the sale of class A shares under the ELOC stock sales agreement. During the month of January 2026, Skyfall received an additional $423,812 as repayment on the outstanding balance through the sale of shares under the ELOC stock sales agreement. During the three months ending June 30, 2026 and 2025, the Company recognized a loss in fair value of $44,319 and $0, which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized a loss in fair value of $3,718 and $0 which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the Skyfall Note was $113,870. This note matured during February 2026 and is in default.

YBR Advisors, Inc. Note

On October 22, 2025, the Company entered into a note for $560,000 with YBR Advisors Inc. (“YBR”). The note was discounted $60,000 with loan proceeds of $500,000. The note accrues interest at the default rate of 12% per annum after the maturity date set as three months following the disbursement of the loan. During December 2025, YBR received $18,870 on the outstanding balance from the sale of class A shares under the ELOC stock sales agreement. During the month of January 2026 YBR received an additional $423,812 as repayment on the outstanding balance through the sale of shares under the ELOC stock sales agreement. During the three months ended June 30, 2026 and 2025, the Company recognized a loss in fair value of $44,319 and $0, which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized a loss in fair value of $3,718 and $0, which is recorded in change in the fair value of note payable in the unaudited condensed consolidated statements of operations. As of June 30, 2026, the fair value of the YBR Note was $113,870. This note matured during February 2026 and is default.

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

Advario Texas Note

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

The Company made an initial payment of $25,000 and made a payment of $50,000 on May 29, 2026. The Company recorded $13,154 in interest expense for the three months ended June 30, 2026. The Company elected fair value and recorded a fair value loss of $109,013 at June 30, 2026. The Company has not made any additional payments.

Notes Summary

As of June 30, 2026, future expected maturities of the Company’s notes payable are as follows:

2026	$37,495,313
2027	5,364,139
2028	5,746,548
2029	6,194,706
2030	6,661,568
Thereafter	63,343,085
Total	$124,805,359
Less: Current maturities	(122,794,096)
Less: Closing costs	(2,011,263)
Total notes payable, net of current maturities, net of closing costs	$-

As of June 30, 2026, and December 31, 2025, cumulative interest expense capitalized as part of construction in progress totaled $84,309,689 and $78,787,171, respectively.

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

The financial liability is categorized as long-term liability. The amount due is $132,825,754 and $132,806,188 as of June 30, 2026, and December 31, 2025, respectively, which is presented net of unamortized closing costs.

As of June 30, 2026 and December 31, 2025, the Company’s financial liability is secured by substantially all of New Rise Reno’s assets located in McCarran, Nevada. The financial liability bears interest equal to 7.28% (“Base Interest”) and is payable quarterly. Additionally, the financial liability includes supplemental interest payments beginning June 30, 2023 equal to 2.48 % of the Base Interest, with increases to 5.02%, 7.63%, and 10.30% of the Base Interest in the succeeding three years, respectively. Beginning in the sixth year the supplemental interest will be adjusted on an annual basis in accordance with the Consumer Price Index (“CPI”). All rent payments as per the lease agreement are classified as interest. Principal payment is not due in the first five years of the lease. Beginning on the first day of the sixth year of the lease, on the first business day of each month of every calendar year during the term, tenant shall pay to landlord in addition to Base Interest and supplemental interest, an amount equal to the prior calendar month’s gross revenue generated at the project after deducting the following: (i) normal and customary operating expenses, (ii) Base Interest, (iii) supplemental interest, (iv) any additional rent, and (v) debt service and other payments to lender under the leasehold encumbrance.

The gross financial liability balance was $136,533,315 and $136,533,315 at June 30, 2026, and December 31, 2025, respectively, which is presented net of the unamortized closing costs of $3,707,562 and $3,727,127, respectively, as of June 30, 2026, and December 31, 2025. At June 30, 2026, and December 31, 2025, unpaid accrued interest and late fees on the financial liability were $40,183,110 and $29,030,990, respectively.

Additionally, in connection with the issuance of this financial liability, the Company incurred direct costs and closing fees totaling $3,873,864. These costs have been recognized as debt closing costs and are being amortized over the term of the financial liability. During the three months ending March 31, 2026, and 2025, $9,782 and $9,782, respectively, of debt closing costs for each period have been capitalized as construction in progress. During the six months ended June 30, 2026, and 2025, $19,565 and $19,565, respectively, of debt closing costs for each period have been capitalized as construction in progress.

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

In response to a new notice to New Rise Reno, the Company entered into a second Forbearance Agreement on April 27, 2026, for 4,000,000 shares of New XCF Class A common stock. The terms of the second Forbearance Agreement call for Twain to forbear from exercising its rights and remedies (i.e. to terminate and accelerate all payment) under the lease and related documents and/or applicable law with respect to any alleged defaults or alleged events of default until January 1, 2027. The terms of the second Forbearance Agreement are identical to the terms of the first Forbearance Agreement except for the extension of the forbearance date to January 1, 2027.

The net proceeds of any sale of the forbearance shares are to be credited on a dollar-for-dollar basis against any remaining principal, interest, and penalties owed by New Rise Reno. Although the Landlord Shares were legally issued by the Company on June 10, 2025 (“Forbearance Date”) and April 30, 2026, the second Forbearance Date, they are not considered issued for accounting purposes on the Forbearance Date since they represent the addition of embedded settlement mechanisms to the financial liability and any excess Landlord Shares are required to be returned to the Company. The Company evaluated the Forbearance Agreement under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the arrangement represents a troubled debt restructuring of the financial liability because Twain granted concessions that it otherwise would not have considered in light of the Company’s financial condition. As of the second Forbearance Date, the total principal due on the financial liability was $136,533,315 and the total interest and penalties due on the financial liability was $37,544,050. The Company concluded that the future undiscounted cash payments required under the financial liability after the Forbearance Date are greater than its current carrying amount. Accordingly, the Company did not recognize a restructuring gain.

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

Related Party Payable

Encore DEC, LLC (“Encore”) provided Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, the second largest shareholder of the Company. During the six months ended June 30, 2026, and 2025, Encore provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services and the Company incurred costs of $0 and $1,115,400, respectively, which were subsequently capitalized to CIP. During the three-month period ending June 30, 2026, and the twelve-month period ending December 31, 2025, Encore paid expenses on behalf of the Company totaling $0 and $142,000 (net of expense reimbursements to Encore), respectively. The outstanding payable balance to Encore as of December 31, 2025, was $16,701,982. The payable did not bear any interest and has no due date. As of June 30, 2026, and December 31, 2025, cumulative purchases from Encore were included in construction in progress totaled $103,473,847and $103,473,847, respectively.

On May 6, 2026, the Company and Encore entered into a payable acknowledgement and settlement agreement, pursuant to which approximately $16,701,982 of outstanding notes and accounts payable due to Encore were settled through the issuance of 37,033,385 shares of the Company’s Class A Common Stock, par value $0.0001.

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

The Company also assumed an additional loan payable with GL of $356,426 as a result of the Acquisition. Interest on the loan accrues interest at 10% per annum. The loan is already matured and is in default as per the loan agreement although the Company continues to accrue interest. At June 30, 2026, and at December 31, 2025, this note had accrued interest of $95,014 and $77,340, respectively.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of June 30, 2026.

	At June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 7)	$-	$-	$3,626,977	$3,626,977
CCS Note (Note 7)	-	-	5,125,000	5,125,000
Public Warrants	-	-	4,531,000	4,531,000
Private Placement Warrants	-	-	2,522,675	2,522,675
New Warrants			43,651	43,651
Note payable – Polar (Note 7)	-	-	1,845,636	1,845,636
Total liabilities	$-	$-	$17,694,939	$17,694,939

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of December 31, 2025.

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Note payable (Note 7)	$-	$-	$3,323,407	$3,323,407
CCS Note (Note 7)	-	-	5,220,666	5,220,666
Public Warrants	-	-	483,000	483,000
Private Placement Warrants	-	-	268,800	268,800
Note payable – Polar (Note 7)	-	-	1,438,609	1,438,609
Total liabilities	$-	$-	$10,734,482	$10,734,482

As of June 30, 2026, the notes measured at fair value and carrying value within Notes payable, current portion, on the consolidated balance sheets was $10,597,339 and $124,245,105, respectively. As of December 31, 2025, the notes measured at fair value and carrying value within Notes payable, current portion on the consolidated balance sheets was $9,982,682 and $111,932,931, respectively.

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the:

	Six Months Ended June 30, 2026
	Beginning	Acquisitions &		Change in
	Balance	Issuances	Payments	Fair Value	Ending Balance
Note payable (Note 7)	$3,323,407	$1,200,000	$(847,624)	$(48,806)	$3,626,977
CCS Note (Note 7)	5,220,666	-	-	(95,666)	5,125,000
Public Warrants	483,000	-	-	4,048,000	4,531,000
Private Placement Warrants	268,800	-	-	2,253,875	2,522,675
New Warrants	-	33,702	-	9,949	43,651
Note payable – Polar (Note 7)	1,438,609	-	-	407,027	1,845,636
Total	$10,734,482	$1,233,702	$(847,624)	$6,574,379	$17,694,939

The following table summarizes the changes in fair value of the Company’s liabilities measured using Level 3 inputs for the:

	Year Ended December 31, 2025
	Beginning	Acquisitions		Change in	Ending
	Balance	& Issuances	Payments	Fair Value	Balance
Note payable (Note 7)	$-	$2,788,000	$(37,740)	$535,407	$3,323,407
CCS Note (Note 7)	-	4,796,223	-	424,443	5,220,666
Loan payable to related party (Note 9)	-	10,311,423	(10,214,709)	(96,714)	-
Public Warrants	-	121,900,000	-	(121,417,000)	483,000
Private Placement Warrants	-	88,768,000	-	(88,499,200)	268,800
Note payable – Polar (Note 7)	-	6,480,632	-	(5,042,024)	1,438,609
Total	$-	$235,044,278	$(10,252,449)	$(214,095,088)	$10,734,482

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option as of June 30, 2026, were as follows:

	Three Months Ended June 30, 2026
	Note Payable(1)	CCS Note(1)
Valuation Inputs:
Expected term (in years)	1.50	1.50
Risk-adjusted discount rate	13.90% - 16.95%	13.90%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

The fair value of the Company’s liabilities recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of liabilities recorded under the fair value option as of December 31, 2025, were as follows:

	Year Ended December 31, 2025
			Loan Payable to
	Note Payable(1)	CCS Note(1)	Related Party(1)
Valuation Inputs:
Expected term (in years)	0.25 - 1.00	1.25 - 1.00	0.25 - 1.00
Risk-adjusted discount rate	11.89%	11.96% - 16.95%	11.89% - 17.38%

(1)	Fair value was estimated using a discounted cash flow model, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgement in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.

Public Warrants

At June 30, 2026, the Company valued the Public Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement in the fair value hierarchy under ASC 820. For the three months ended June 30, 2026 and 2025, the Company recognized a loss of $1,115,500 and $119,830,000, respectively, related to the remeasurement of the Public Warrant liabilities. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $4,048,000 and a loss of $119,830,000, respectively, related to the remeasurement of the Public Warrant liabilities. Changes in the fair value of Public Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

The key inputs into the models for the Public Warrants at June 30, 2026, were as follows:

Input	June 30, 2026

Warrant exercise price	$11.50
Risk-free rate	4.169%
Dividend yield	0.00%
Expected term (years)	3.9333
Expected volatility	223.44%
Class A common stock price	$0.440

Private Placement Warrants

At June 30, 2026, the Company valued the Private Placement Warrants using the Black Scholes Merton valuation model, which is a Level 3 fair value measurement. Due to the use of unobservable inputs and management judgment, the fair value measurement of Private Placement Warrants is classified as Level 3 in the fair value hierarchy under ASC 820. Changes in the fair value of Private Placement Warrants are recognized in the consolidated statements of operations within “Change in fair value of warrant liabilities.”

For the three month period ended June 30, 2026 and 2025, the Company recognized a loss of $621,875 and $86,336,000, respectively, related to the remeasurement of Private Placement Warrant liabilities. For the six month period ended June 30, 2026 and 2025, the Company recognized a loss of $2,253,875 and $86,336,000, respectively, related to the remeasurement of Private Placement Warrant liabilities.

The key inputs into the models for the Private Placement Warrants were as follows:

Input	June 30, 2026

Warrant exercise price	$11.50
Risk-free rate	4.169%
Dividend yield	0.00%
Expected term (years)	3.9333
Expected volatility	223.44%
Class A common stock price	$0.440

New Warrants

On June 12, 2026, the Company issued 100,000 warrants, (“New Warrants”) with an exercise price of $0.21 with a five-year term expiring June 12, 2031. On the date of their issuance, the closing price of the Company stock was $0.34. The Company initially valued the warrants at $33,702 using the Black Scholes Merton valuation model. At June 30, 2026, the Company valued the warrants at $44,651. The Company recorded a gain in fair value of $9,949 at June 30, 2026 related to the remeasurement of the New Warrants.

Input	June 30, 2026

Warrant exercise price	$0.21
Risk-free rate	4.190%
Dividend yield	0.00%
Expected term (years)	4.9500
Expected volatility	223.44%
Class A common stock price	$0.440

Note Payable - Polar

Initially, the Note Payable - Polar was valued using a Monte Carlo simulation model. Subsequently, for December 31, 2025, the Company valued the Note Payable – Polar using the Black Scholes Merton model. For the three and six-month period ending June 30, 2026 , the Company recognized a gain of $365,345 and $407,027, respectively, related to the remeasurement of the Polar note payable.

The key inputs into the model for the Note Payable – Polar were as follows:

Input	June 30, 2026

Risk-free rate	4.06%
Expected term (years)	1.50
Expected volatility	223.44%
Class A common stock price	$0.44

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

Subsequent to making the settlement payments through outside legal counsel, New Rise Reno was informed that approximately $950,000 of the payments had not been received by Polaris and were misdirected due to a cybersecurity incident affecting outside legal counsel. New Rise Reno’s legal counsel is in the process of pursuing insurance recovery, and direct recovery from the law firm, for the misdirected funds. However, New Rise Reno remains obligated to Polaris for the unpaid amount. In October 2024, Polaris filed a complaint seeking summary judgment for the unpaid amount.

As of June 30, 2026, and December 31, 2025, the Company recorded a liability of $950,000 within accrued expenses and other current liabilities and a corresponding other receivable of $950,000 for the amount expected to be recovered from New Rise Reno’s legal counsel. This matter is expected to be resolved within the next twelve months.

Phillips 66 Contract

On May 23, 2017, New Rise Reno entered into the P66 Agreement whereby Phillips 66 would sell to New Rise Reno 100% of the feedstocks required for the production of renewable diesel at the New Rise Reno facility and purchase from New Rise Reno 100% of the renewable diesel produced at the facility, in both cases expected to be approximately 2,000 barrels per day; renewable diesel is a biofuel that is chemically equivalent to petroleum diesel and can be used as a “drop-in fuel” which means it can be used in existing diesel engines without the need for modification. Under terms of the agreement, feedstock was supplied to New Rise Reno at spot pricing plus transportation, terminal, and logistics expenses plus a per gallon fixed fee. For the sale of renewable diesel, Phillips 66 purchased 100% of the renewable diesel at a price per gallon based on current index prices for renewable diesel and other tax-based credits.

In May 2024, New Rise Reno in and Phillips 66 entered into an addendum to the P66 Agreement, with an initial term of five years from the commencement date of September 1, 2024, that extended the supply and offtake agreement to include feedstocks for renewable products and the sale of renewable products produced by New Rise Reno to Phillips 66. Under the amended terms of the agreement, the terms of the feedstock price remained unchanged from the original agreement with Phillips 66 charging New Rise Reno for transportation and logistics costs, and terminal, storage, blending and distribution fees to bring the renewable products to market. At the end of the initial five-year term, the amended agreement provided for automatic renewed for two successive additional periods of five years, for a potential total duration of 15 years, unless earlier terminated. On October 1, 2025, New Rise Reno and Phillips 66 entered into an amendment whereby New Rise Reno would no longer pay for the feedstock at the time of delivery. Phillips 66 would consign the feedstock to new Rise Reno by delivering it into the tanks of New Rise Reno. Pursuant to such amendment, Phillips 66 retained the right to have the feedstock reloaded onto railcars for delivery to another location of Phillips 66’s choosing. New Rise Reno does not own the feedstock but bears the risk of loss should the material be damaged or destroyed. On April 2, 2026, Phillips 66 delivered notice to New Rise Reno of termination of the P66 Agreement, and the P66 Agreement was terminated as of May 1, 2026.

In connection with the termination, Phillips 66 also notified XCF Global of (1) suspension of its performance obligations under the P66 Agreement, including all product purchase, delivery, receipt, and payment obligations; (2) demand of performance assurance, pursuant to Section 13.3 of the P66 Agreement; and (3) its intent to exercise its rights of setoff under Section 22.5 of the Agreement and applicable law, whereby amounts owed by Phillips 66 to New Rise may be applied against amounts owed by New Rise to Phillips 66, including feedstock receivables and any accelerated obligations.

As a result of the termination of the Phillips 66 agreement, the Company identified $1,655,291 included in accounts receivable that is no longer collectible. The Company has written this off to bad debt expense which is included in operating expenses on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

As of the date of this filing, the Company continues to evaluate the termination notice and has engaged in settlement discussions with Phillips 66. Phillips 66 has requested the return of feedstock. The parties disagree over whether title to the feedstock has transferred to New Rise Renewables and over the amount that Phillips 66 is owed in connection with the feedstock. As of the date of this filing, New Rise Renewables and Phillips 66 continue to discuss the settlement of this matter. While XCF Global believes the amount due to Phillips 66 is significantly less than the amount claimed, the resolution of the disagreement is uncertain and there can be no assurance that the Company will prevail in its position.

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

On February 2, 2026, the Company separated with Gregory Surette, the Company’s Chief Strategy Officer. Mr. Surette has not agreed to the Company’s proposed Separation Agreement. The Company is continuing to negotiate a settlement with Mr. Surrette.  On July 29, 2026, Mr. Surette filed an arbitration claim against the Company with the American Arbitration Association.

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

On February 2, 2026, the Company separated with Gregory Savarese, the Company’s Chief Marketing Officer. The Separation Agreement remains unsigned. Mr. Savarese has filed an arbitration claim against the Company with the American Arbitration Association.

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

On April 30, 2026, Pamela Abowd resigned from her position as Chief Accounting Officer. On May 1, 2026, the Company entered into a Consulting Agreement with Pamela Abowd effective April 30, 2026. The Consulting Agreement calls for the payment of $160,000 in four equal installments of $40,000 on the first business day of each month through August 31, 2026, the last month of the consulting agreement.

During the six month ended June 30, 2026, certain employees and contractors (“Terminated Individuals”) were terminated in the normal course of business. In accordance with the Terminated Individuals agreements, the Company has recognized all payments and share issuances required by the agreements. Additionally, in accordance with the agreements, certain Terminated Employees have forfeited their right to certain share grants. Upon cancellation of these shares, the Company has reversed the associated expense recognized in prior periods.

Accrued separation expense	$4,680,000
Stock based compensation for RSU issued upon separation	1,724,914
Other payments	283,315
Forfeiture of RSUs[1]	(6,702,745)
Severance expense, net	$(14,516)

(1)	Reversal of previously recognized stock-based compensation expense.

NOTE 12. INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax credit carry forwards.

Due to our cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to our ability to generate taxable income, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2026, and December 31, 2025. Accordingly, we have not recorded a provision for federal income taxes during the three months and six months ended June 30, 2026.

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

During the year ended December 31, 2025, Legacy XCF acquired New Rise in a transaction accounted for as a reverse acquisition, (the “Acquisition”). As a result of the Acquisition, New Rise was treated as the accounting predecessor for financial reporting purposes.

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

NOTE 13. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, no preferred stock has been issued.

The Company has reserved shares of Class A common stock for issuance related to the following as of June 30, 2026:

Warrants to purchase Class A common stock	18,000,000
Employee stock purchase plan	1,000,000
Vested RSUs - Contractors	459,782
Vested RSUs — Board Members and Employees	6,685,100
Unvested RSUs — Board Members and Employees	3,379,202
Stock options and RSUs, authorized for future issuance, increased by 5% January 1st	2,641,823
Total shares reserved	32,165,907

Warrants to Purchase Common Stock

In connection with the closing of the Business Combination, all outstanding warrants to purchase Focus Impact common stock were converted into rollover warrants to purchase New XCF Class A common stock. As of June 30, 2026, there were 17,900,000 rollover warrants outstanding to purchase Class A common stock.

On June 12, 2026, the Company issued 100,000 New Warrants with an exercise price of $0.21 with a five-year term expiring June 12, 2031.

Common Stock

The Company is currently authorized to issue up to 500,000,000 shares of Class A common stock with a par value of $0.0001. In connection with the Business Combination, Focus Impact converted the 4,670,544 shares of Class A common stock and 651,919 shares of Class B common stock of Focus Impact into 5,322,463 of New XCF Class A common stock. For periods prior to the Business Combination as disclosed in Note 1 above, the reported share and per share amounts have been retroactively converted by the exchange ratio of 0.6862. As of June 30, 2026 and December 31, 2025, 394,530,494 and 206,473,533 shares of common stock were issued and outstanding, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

Equity Issued in Settlement of Vendor Invoices

During the three months ended June 30, 2026, the Company issued shares of its common stock to certain vendors in settlement of outstanding invoices for professional and advisory services. The Company issued 275,144 shares of Class A Common stock with a fair value of $69,335.

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

A summary of RSU activity for the six months ended June 30, 2026, under the 2025 Plan is as follows:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Unvested as of December 31, 2025	4,798,167	$12.03
Granted	9,716,702	0.27
Vested and released	(6,693,380)	0.47
Cancelled or forfeited	(4,442,287)	9.50
Unvested as of June 30, 2026	3,379,202	$1.96

Stock-based compensation expense

The Company frequently makes awards on a laddered or graded basis. The Company has elected to amortize the award over a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). The Company terminated a number of employees during the period ended June 30, 2026. The amortization of stock-based compensation for the three and six months ended June 30, 2026, for the remaining employees was $763,374 and $1,566,402 and was included in general and administrative expenses on the condensed consolidated statement of operations. Upon separation of employees during the three months ending March 31, 2026 (Note 11), all unvested shares were forfeited. The reversal of prior period stock-based compensation for the forfeited awards was ($5,502,156) net of the full amortization of new stock awards of $1,127,739 granted as part of the former employees severance. This amount is included in severance expense on the condensed consolidated statement of operations. The net value of the stock-based compensation for remaining employees of $1,566,402 and terminated employees of ($7,670,986) is ($6,104,584) which is included in stock-based compensation expense (benefit) associated with restricted stock units on the condensed consolidated statement of cash flows. The stock based compensation expense recognized for the same period in 2025 was $1,186,605. The fair value of RSUs that vested during the six months ended June 30, 2026, was $3,145,889. During the three months ending June 30, 2026, one employee left the Company causing a reversal of the outstanding unvested stock awards of $2,168,830.

As of June 30, 2026, there was a total of $3,379,202 of unrecognized stock-based compensation costs related to RSUs. Such compensation cost is expected to be recognized over a weighted-average period of approximately 0.68 years.

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

A summary of RSU activity for contractors for the six months ended June 30, 2026, under the 2025 Plan is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	693,895	$1.61
Granted	-	-
Vested	(459,782)	1.61
Cancelled or forfeited	(234,113)	1.61
Unvested as of June 30, 2026	-	-

Equity based contractor compensation expense

Stock-based compensation expense of $524,325 was recognized for the three months ended March 31, 2026. There was no contractor stock-based compensation expense recognized for the three months ended June 30, 2026. No stock-based contractor compensation expenses were recognized during the same period in 2025. The stock-based contractor compensation is recorded in general and administrative expense in the consolidated statements of operations.

As of June 30, 2026, there was a total of $0 of unrecognized contractor stock-based compensation costs related to RSUs. As a result, there will be no contractor stock-based compensation costs amortized in future periods.

NOTE 14. EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan (the “ESPP Plan”) in connection with the consummation of the Business Combination. All qualified employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock of the offering periods or the applicable purchase date. As of June 30, 2026, 1,000,000 shares were reserved for future issuance under the ESPP Plan.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per share:
Net loss	$(14,133,018)	$110,268,109	$(31,945,434)	$102,800,908
Weighted average common shares outstanding	353,177,339	133,638,081	297,418,437	121,740,904
Basic earnings per share	$(0.04)	$0.83	$(0.11)	$0.84
Diluted earnings per share:
Net loss	$(14,133,018)	$110,268,109	$(31,945,434)	$102,800,908
Weighted-average common shares outstanding	353,177,339	133,638,081	297,418,437	121,740,904
	-	-	-	-
Weighted-average common shares outstanding, assuming dilution	353,177,339	133,638,081	297,418,437	121,740,904
Diluted earnings per share	$(0.04)	$0.83	$(0.11)	$0.84

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net earnings per share of common stock as of the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Common stock warrants	18,000,000	17,900,000	18,000,000	17,900,000
RSUs issued and outstanding	10,524,084	2,684,000	10,524,084	2,684,000
Total potential common shares excluded from diluted net earnings per share	28,524,084	20,584,000	28,524,084	20,584,000

NOTE 16. SIGNIFICANT CONTRACTS

Consulting Agreement with Focus Impact Partners

On February 19, 2025, Legacy XCF and Focus Impact Partners entered into a strategic consulting agreement (the “Consulting Agreement”), pursuant to which Focus Impact Partners will provide Legacy XCF (and New XCF following completion of the Business Combination) with certain consulting services. Under the terms of the Consulting Agreement, Focus Impact Partners, LLC (the “Consultant”) will receive an annual consulting fee of $1,500,000, which will be payable in monthly installments of $125,000 starting with an initial payment on or prior to June 30, 2025 (pro-rated from February 19, 2025, through and including June 30, 2025). In addition to the annual fee, the Consulting Agreement also provides that Focus Impact Partners is entitled to an additional consulting fee in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction for which Focus Impact Partners provides consulting services, the amount and terms of which will be subject to mutual agreement between the company and Focus Impact Partners consistent with the market practice for such consulting services.

On May 21, 2026, the Company entered into an Addendum to the Strategic Consulting Agreement (this “Addendum”). As of June 30, 2026, the Company will owe the Consultant $2,041,667 in accrued and unpaid fees for services rendered under the Agreement for the period from February 19, 2025, through June 30, 2026. The Company desires to pay this outstanding balance by the issuance 4,581,838 shares of the Company’s Class A common stock, par value $0.0001. The Company desires to make an additional issuance to Consultant in an amount of 3,564,241 shares of Common Stock in consideration for the services provided and to be provided by Consultant, provided (a) Consultant has not terminated the Agreement prior to January 1, 2027, and (b) the Company has not terminated the Agreement for Cause (as defined in the Agreement) prior to January 1, 2027. On May 5, 2026, the Board of Directors of the Company approved the issuance of shares of Common Stock in lieu of a cash payment of the outstanding amount.

In satisfaction of the outstanding amount and for the additional services, the Company has agreed to issue the Consultant 8,146,434 shares of Class A Common Stock provided that all of that (a) Consultant has not terminated the Agreement prior to January 1, 2027, and (b) the Company has not terminated the Agreement for cause prior to January 1, 2027.

Consulting Agreement with Roth Capital Partners, LLC

On December 24, 2025, the Company retained Roth Capital Partners, LLC to advise the Company on capital markets issues including (i) equity markets issues, (ii) evaluating the Company’s equity (iii) perform analysis of equity capital markets, (iv) provide advice on the Company’s capital structure, including existing debt structure, (v) advise on potential strategic financing partnerships and international licensing arrangements. The contract is for a 12-month period calling for a $400,000 fee. Half to be paid in eight installments of $25,000, while the other half to be paid in the Company’s common stock in one lump sum. The shares will be subject to a six-month lock-up period following the date of issuance. The restrictions shall release in three (3) equal quarterly installments, such that one-third of the shares become freely tradeable on each of the dates that are six months, nine months, and twelve months following the date of issuance. On April 30, 2026, the Company issued 930,686 shares of Class A Common stock under the terms of this Agreement. On June 11, 2026, the Company issued 81,667 additional shares of Class A common stock under the terms of this Agreement.

Tolling Agreement with BGN

On April 9, 2026, the Company entered into a term sheet (the “BGN Term Sheet”) with BGN INT US, LLC (“BGN”), an independent global energy and commodities group, pursuant to which the Company would provide inside-the-fence logistics, production and refining services, storage and blending as well as marketing support in coordination with BGN’s sales and logistics teams. On July 7, 2026, the Company announced the execution of definitive agreements with BGN, which established the commercial structure previously contemplated under the BGN Term Sheet. Pursuant to the definitive agreements, BGN is expected to facilitate feedstock supply and serve as a commercialization partner for renewable fuels produced at the Company’s New Rise Renewables Reno facility, including sustainable aviation fuel, renewable diesel and renewable naphtha. The parties intend to coordinate production planning, logistics and product marketing activities designed to support efficient delivery to end markets. The long-term framework is initially intended to support operations at the New Rise Renewables Reno facility and may be expanded to future XCF Global facilities, subject to operational readiness, market conditions, regulatory requirements and other customary business considerations. There have been no deliveries under the Tolling Agreement for the period ended June 30,2026.

NOTE 17. CONCENTRATIONS

Credit Risk

The Company maintains its cash balances in financial institutions. The balances in the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. At times, the Company’s cash balances may be in excess of the insured limit.

Customer Concentrations

As of June 30, 2026, the Company had one major customer that accounted for approximately 90% of its revenues totaling $937,084 for the three and six months ended June 30, 2026. The Company had one major customer that accounted for 100% of accounts receivable totaling $1,711,635 as of June 30, 2026. As of June 30, 2025, the Company had one major customer that accounted for 100% of its revenues totaling $6,576,232 for the three and six month periods ended June 30, 2025, and 100% of accounts receivable totaling $9,852,154 as of June 30, 2025. The Company had one customer that accounted for 100% of accounts receivable totaling $24,550,762 as of December 31, 2025.

Vendor Concentrations

As of June 30, 2026, the Company had one material vendor that provides feedstock used in the production of our renewable fuels, that accounts for approximately 18% of accounts payable. As of December 31, 2025, the Company had four major vendors that accounted for approximately 71% of accounts payable.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated all transactions through the date of the accompanying unaudited condensed consolidated financial statements were issued for subsequent events disclosure or adjustment consideration.

Short-Term Financing

On July 1, 2026, XCF Global, Inc. (the “Company”), entered into a Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement (the “Note and Security Agreement”) with Brown Stone Capital Limited (the “Brown Stone”) pursuant to which the Company entered into a $1,000,000 senior secured loan with a 25% original issue discount, resulting in a purchase price of $750,000.

The loan amount is equal to $1,000,000 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly, with a non-amortizing two (2) month term. Interest is calculated on a 360-day year basis. The loan balance, including any accrued interest, is due in full 60 days after funding, with optional prepayment allowed without penalty. Default interest accrues at 18% per annum. The Company must make mandatory prepayments from (i) the first and any subsequent revenue collections and (ii) the proceeds of any assets that are sold outside the ordinary course of business, until the loan is fully repaid.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Class A Common Stock, par value $0.0001 (“Common Stock”) pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Brown Stone a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Brown Stone immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries

Short-Term Note

On July 16, 2026, XCF Global, Inc. (the “Company”), entered into a Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement (the “Note and Security Agreement”) with Hollywood Horizons, Inc. (the “Hollywood”) pursuant to which the Company entered into a $400,000 senior secured loan with a 25% original issue discount, resulting in a purchase price of $300,000.

The loan amount is equal to $400,000 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly, with a non-amortizing two (2) month term. Interest is calculated on a 360-day year basis. The loan balance, including any accrued interest, is due in full 60 days after funding, with optional prepayment allowed without penalty. Default interest accrues at 18% per annum. The Company must make mandatory prepayments from (i) the first and any subsequent revenue collections from the sale of any products or services and (ii) the proceeds of any assets that are sold outside the ordinary course of business, until the loan is fully repaid.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Class A Common Stock, par value $0.0001 (“Common Stock”) pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Hollywood a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Hollywood immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries

Warrant Purchase Agreement

On July 17, 2026, XCF the Company, entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with GL PART SPV II, LLC (the “Investor”), pursuant to which, among other things, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company in a private placement a Common Stock purchase warrant (the “Initial Warrant”) to purchase up to 6,891,798 shares of Common Stock, at an exercise price of $2.50 per share, subject to adjustment in accordance with the terms of the Initial Warrant. The Investor is to pay $1,000,000 for the Initial Warrant, which is equal to $0.1451 per share of Common Stock underlying the Initial Warrant (the “Per Warrant Share Purchase Price”). Subject to the satisfaction or waiver of the closing conditions set forth in the Warrant Purchase Agreement, the closing of the sale of the Initial Warrant (the “Initial Closing”) is to occur to occur on July 31, 2026, or such other date as may be agreed by the Company and the Investor.

The Warrant Purchase Agreement also provides that, at the Investor’s sole discretion, the Investor may purchase from the Company up to an additional $99.0 million of Common Stock purchase warrants (each, an “Additional Warrant” and, collectively, the “Additional Warrants”, and together with Initial Warrants, the “Warrants”), with terms substantially identical to the Initial Warrant. The Additional Warrants may be purchased on July 31, 2026, August 31, 2026, September 30, 2026, October 30, 2026, November 30, 2026, December 31, 2026, or such other dates prior to December 31, 2026 as may be mutually agreed upon by the Company and the Investor. The price to be paid for the Additional Warrants will be based on a formula set forth in the Warrant Purchase Agreement, which takes into account the Black-Scholes value of each Warrant. The Warrant Purchase Agreement provides that (i) the aggregate number of shares of Common Stock issuable upon exercise of the Warrants issued under the Warrant Purchase Agreement may not exceed 50,000,000 shares and (ii) the Per Warrant Share Purchase Price for the Additional Warrants may not be less than $0.10.

The Investor is controlled by Majique Ladnier, who is the largest beneficial owner of the Common Stock.

The Warrant Purchase Agreement contains customary representations and warranties, and the sale of the Warrants is subject to customary closing conditions.

The exercise price of the Warrants and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrants may be exercised for cash or on a cashless basis.

Registration Rights Agreement

Pursuant to the terms of the Warrant Purchase Agreement, the Company and the Investor have agreed to enter into a Registration Rights Agreement (the “Registration Rights Agreement”) at the Initial Closing, pursuant to which, among other things, the Company will agree to (i) file a shelf registration statement (the “Registration Statement”) providing for the registration of the resale of the Warrants and the shares of Common Stock underlying the Warrants (collectively, the “Registrable Securities”) under the Securities Act of 1933, as amended (the “Securities Act”) on or before December 4, 2026 (the “Filing Deadline”), unless the Investor notifies the Company prior to November 30, 2026 that it may purchase one or more Additional Warrants after November 30, 2026 and before December 31, 2026, in which case the Filing Deadline shall be January 5, 2027, (ii) use its reasonable best efforts to cause the Registration Statement to be declared effective after its filing at the earliest possible date, but no later than the earlier of (a) the 120th calendar day following the initial filing date of the Registration Statement if the Securities and Exchange Commission (“SEC”) notifies the Company that it will “review” the Registration Statement and (b) the fifth Business Day after the date the Company is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review, and (iii) maintain the effectiveness of the Registration Statement until the earlier of: the (a) date on which the Investor shall have resold all the Registrable Securities covered thereby; (b) the date on which the Registrable Securities may be resold by the Investor without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 under the Securities Act (“Rule 144”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 or any other rule of similar effect; (c) the date on which all legends restricting transfer of the Registrable Securities under the Securities Act have been removed from the Registrable Securities.

Securities Purchase Agreement with Lombard Street Partners

On July 20, 2026, the Company entered into a Securities Purchase Agreement with Lombard Street Partners, LLC, pursuant to which the Company sold 6,666,667 shares of its Common Stock to Lombard Street Partners, LLC for an aggregate amount of $1,000,000. The Company agreed to issue one half of such shares promptly after the execution of such agreement and the remainder of such shares on July 24, 2026. The purchase price also is being paid in two installments, with one half paid on July 22, 2026, and the remainder paid on July 24, 2026.

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of such shares within two weeks following the effective date of its Form S-4 registration statement related to its proposed business combination among the Company, Southern Energy Renewables, Inc. and DevvStream Corp.

Penalty Interest Payment to Narrow Road

On July 6, 2026, the Company issued 330,859 shares of the Company’s Class A common stock to Narrow Road Capital Ltd as penalty interest under the terms of the promissory note, dated May 1, 2025.

Securities Purchase Agreement with Abri Capital Limited

On August 12, 2026, the Company entered into a Note and Security Agreement with Abri Capital Limited (“Abri”) pursuant to which the Company entered into a $666,666 senior secured loan with a 25% original issue discount, resulting in a purchase price of $500,000.

The loan amount is equal to $666,666 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly and on the August 20, 2026 (the “Maturity Date”). Default interest accrues at 18% per annum. The note is non-amortizing and no payments are due prior to the Maturity Date.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Class A Common Stock, par value $0.0001 (“Common Stock”) pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Abri a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Abri immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries.

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

Recent Developments

On July 9, 2026, the Company’s flagship refinery, New Rise Renewables Reno (“NRRR”), became fully operational and commenced with the production, initially, of Renewable Diesel and it is estimated that in fourth quarter of 2026 the refinery will produce SBC for use in SAF.  Prior to the first shipment of Renewable Diesel on August 6, 2026, the refinery had produced approximately 886,400 gallons of Renewable Diesel.  On August 6, 2026, NRRR began fulfilling customer orders of approximately 55,000 gallons per day, with fulfillment of approximately 90,000 gallons per day at nameplate capacity, NRRR invoices its customers on the same day that product is loaded in tanker trucks or railcars, with payment terms of net 10 days.

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

We currently expect to resume SAF production as early as the fourth quarter of 2026, although we cannot assure you when SAF production will resume, and when it does resume, when or whether the Reno production facility will be able to produce SAF at full capacity. Any delay beyond the fourth quarter of 2026 in our ability to resume SAF or renewable diesel production in third quarter of 2026, and/or any delay in our ability to operate the Reno production facility at full nameplate capacity for SAF production will adversely affect our revenues and profitability.

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

On March 28, 2025, counsel for GNCU and Greater Nevada Commercial Lending, LLC (the servicer for the GNCU Loan) provided notice to New Rise Reno asserting that an event of default has occurred with respect to the GNCU Loan as a result of New Rise Reno’s failure to make required minimum monthly payments. The letter also demands that New Rise Reno and New Rise take immediate steps to bring the GNCU Loan current and to cure any and all other non-payment-related defaults that may exist, as well as a demand that New Rise Reno and New Rise provide evidence sufficient for GNCU to determine that it remains secure and that the prospect of repayment of the GNCU Loan has not been impaired by any material adverse change in New Rise Reno’s financial condition, or in the financial condition of New Rise, as a guarantor of the GNCU Loan. GNCU has demanded that the GNCU Loan be brought current, including payment of all late charges, no later than close of business on May 27, 2025. As of the date of this filing, New Rise Reno has not made payment of all the amounts demanded. As of June 30, 2026, the amount required to bring the GNCU Loan current is approximately $32,500,000, inclusive of principal and interest, excluding approximately $2,800,000 of penalties/late charges.

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

On April 18, 2025, and April 30, 2025, counsel to Twain provided notice to New Rise Reno asserting that New Rise Reno is in default of the terms of the Ground Lease for its failure to make certain payments that are due and owing thereunder. In the notices, Twain sought immediate payment from New Rise Reno to cure the claimed default. These notices were in addition to prior correspondence directed to New Rise Reno from counsel on behalf of Twain dated December 7, 2023, and June 21, 2024, also asserting to certain defaults under the Ground Lease relating to failures to make required payments. The April 18, 2025, notice demanded payment by April 28, 2025, and the April 30, 2025, notice demanded immediate payment. As of June 30, 2026, the amount required to satisfy the amounts owing under the Ground Lease totaled approximately $34,330,000, comprised of (i) $20,630,000 of lease payments and (ii) $13,700,000 of late fees and penalties.

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

As of the date of this filing, XCF Global continues to evaluate the termination notice and has engaged in settlement discussions with Phillips 66. Phillips 66 has requested the return of feedstock. The parties disagree over whether title to the feedstock has transferred to New Rise Renewables and over the amount that Phillips 66 is owed in connection with the feedstock. As of the date of this filing, New Rise Renewables and Phillips 66 continue to discuss the settlement of this matter. While XCF Global believes the amount due to Phillips 66 is significantly less than the amount claimed, the resolution of the disagreement is uncertain and there can be no assurance that the Company will prevail in its position.

Tolling Agreement with BGN

On April 9, 2026, the Company entered into a term sheet (the “BGN Term Sheet”) with BGN INT US, LLC (“BGN”), an independent global energy and commodities group, pursuant to which the Company would provide inside-the-fence logistics, production and refining services, storage and blending as well as marketing support in coordination with BGN’s sales and logistics teams. On July 7, 2026, the Company announced the execution of definitive agreements with BGN, which established the commercial structure previously contemplated under the BGN Term Sheet. Pursuant to the definitive agreements, BGN is expected to facilitate feedstock supply and serve as a commercialization partner for renewable fuels produced at the Company’s New Rise Renewables Reno facility, including sustainable aviation fuel, renewable diesel and renewable naphtha. The parties intend to coordinate production planning, logistics and product marketing activities designed to support efficient delivery to end markets. The long-term framework is initially intended to support operations at the New Rise Renewables Reno facility and may be expanded to future XCF Global facilities, subject to operational readiness, market conditions, regulatory requirements and other customary business considerations.

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

Proxy Statement and Stockholder Meeting

The Company has prepared and filed with the SEC a registration statement on Form S-4 (or other appropriate form) in connection with the registration under the Securities Act of the Company Common Shares to be issued in the Mergers (the “Registration Statement”), which will also contain the proxy statement of the Company and a circular for DevvStream. The Form S-4 was deemed effective on July 31, 2026. The Company and DevvStream will convene special meetings of their respective shareholders to consider the Transactions. with related public announcements having occurred, and completed an engagement with an investment bank to sell the bond offering; (f) the Company and Southern shall have entered into the SAF Offtake Agreement; (g) Southern shall have entered into one or more European Offtake Agreements; (h) the gross revenue of the Company for its blended fuel product shall exceed $1,000,000,000 on an annualized, go-forward basis by June 30, 2026, and annualized EBITDA shall equal at least $100,000,000; (i) the aggregate amount of Southern’s unrestricted cash and cash equivalents plus certain previously funded cash shall equal at least $10,000,000; (j) EEME Energy SPV I LLC shall have beneficial ownership of at least a majority of the outstanding Southern Shares; and (k) delivery to DevvStream of customary officer certificates from the Company, the Merger Subs, and Southern.

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

BTIG, LLC

BTIG, LLC On May 14, 2025, the Company entered in an engagement letter agreement (the “Letter Agreement”) with BTIG, LLC (“BTIG”), pursuant to which BTIG agreed to provide strategic and capital markets advisory services to the Company. On February 28, 2026, the Company and BTIG agreed to terminate the Letter Agreement pursuant to a termination letter agreement (the “Termination Letter Agreement”), by and between the Company and BTIG, dated as of February 18, 2026. In connection with the Termination Letter Agreement, on March 19, 2026, the Company issued 275,144 shares of Common Stock to BTIG.

Results of Operations – for the three and six months ended June 30, 2026, and 2025

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$690,881	$6,576,232	$1,039,569	$6,576,232
Cost of sales	414,681	7,811,302	1,075,619	7,811,302
Gross income (loss)	276,200	(1,235,070)	(36,050)	(1,235,070)

Operating expenses:
Operating expenses	1,574,560	2,177,269	5,010,244	3,724,134
General and administrative expenses	913,028	6,487,895	4,883,111	10,270,680
Severance expense, net	-	13,200,000	(14,516)	13,200,000
Professional fees	3,544,729	11,277,307	6,178,735	11,853,942
Total operating expenses	6,032,317	33,142,471	16,057,574	39,048,756

Loss from operations	(5,756,117)	(34,377,541)	(16,093,624)	(40,283,826)

Other income (expense)
Change in the fair value of notes payable	(188,371)	4,797,980	(331,229)	4,797,980
Change in fair value of warrants	(1,747,324)	206,166,000	(6,311,824)	206,166,000
Loss on issuance of debt to related party	-	(40,531,000)	-	(40,531,000)
ELOC commitment fees	-	(7,400,000)	-	(7,400,000)
Unrealized loss on derivative asset	-	(16,058,628)	-	(16,058,628)
Interest income (expense), net	(6,549,595)	(2,067,970)	(9,633,164)	(3,566,870)
Other income (expense), net	108,389	(260,732)	424,407	(322,748)
Total other income (expense)	(8,376,901)	144,645,650	(15,851,810)	143,084,734

Net income (loss)	$(14,133,018)	$110,268,109	$(31,945,434)	$102,800,908

Net Income (loss) per common share; basic and diluted	$(0.04)	$0.83	$(0.11)	$0.84
Weighted average number of common shares outstanding; basic and diluted	353,177,339	133,638,081	297,418,437	121,740,904

Individual components of our results are discussed below:

Cost of sales

We incurred $414,681 and $7,811,302 of cost of sales for the three months ended June 30, 2026, and 2025, respectively. We incurred $1,075,619 and $7,811,302 of cost of sales for the six months ended June 30, 2026, and 2025, Cost of sales primarily consists of feedstock.

Operating expense, net

We incurred $1,574,560 and $2,177, 269 of operating costs for the three months ended June 30, 2026, and 2025, respectively. We incurred $5,010,244 and $3,724,134 of operating costs for the six months ended June 30, 2026, and 2025, respectively. Direct costs primarily consist of plant utilities, plant operating expenses, and logistic and handling costs.

General and administrative expenses

We incurred $913,028 and $6,487,895 of general and administrative expenses during the three months ended June 30, 2026, and 2025, respectively. We incurred $4,883,111 and $10,270,680 of general and administrative expenses during the six months ended June 30, 2026, and 2025, respectively. General and administrative expenses primarily consist of stock-based compensation, professional fees, payroll expenses, rent, and other expenses. The expenses have increased due to an increase in stock-based compensation and payroll cost during the three-month period ended June 30, 2026.The expenses have increased due to an increase in stock-based compensation and payroll cost during the  six-month period ended June 30, 2026.

Severance expense, net

We incurred $0 and $13,200,000 of severance expenses during the three months ended June 30, 2026, and 2025, respectively. We incurred $(14,516) and $13,200,000 of severance expenses during the six months ended June 30, 2026, and 2025, respectively. Severance expenses consist of cash and stock-based compensation that may be paid to former executives and contractors as part of their severance agreement. Severance expense was negative for the quarter due to the reversal of previously recorded amortization of stock-based compensation related to separated employees.

Professional fees

We incurred $3,544,729 and $11,277,307 of professional fees during the three months ended June 30, 2026, and 2025. We incurred $6,178,735 and $11,853,942 of professional fees during the six months ended June 30, 2026, and 2025. Professional fees primarily consist of fees payable for transaction cost, consulting fees for transaction closing, legal fees, marketing consultancy, and other consultancy expenses.

Change in the fair value of notes payable

Change in the fair value of note payable was $(188,371) and $4,797,980, respectively, for the three months ended June 30, 2026, and 2025. Change in the fair value of note payable was $(331,229) and $4,797,980, respectively, for the six months ended June 30, 2026, and 2025. As a result of the Acquisition and Business Combination, XCF assumed several promissory note agreements and a note payable from Polar Multi-Strategy Master Fund (“Polar”) of $1,200,000. The Company elected the fair value option for valuing these notes.  For the six months ended June 30, 2026, the Company recognized a $407,027 gain due to the change in fair value of the Polar note and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation. The Company recognized a $67,962 loss due to the change in fair value of the other promissory notes and is recorded within change in the fair value of note payable in the unaudited condensed consolidated statements of operation.

Change in fair value of warrants

Change in the fair value of warrants was a loss of ($1,747,324) for the three months ended June 30, 2026, and a gain of $206,166,000 for the same period in 2025. The change in the fair value of the warrants was a loss of ($6,311,824) for the six months ended June 30, 2026, as compared to a gain of $206,166,000 for the six months ending June 30, 2025. In connection with the closing of Business Combination, the Company assumed 11,500,000 outstanding public warrants (the “Public Warrants”) to purchase an aggregate 11,500,000 shares of New XCF common stock at $11.50 and 6,400,000 outstanding private placement warrants (the “Private Placement Warrants”) to purchase an aggregate 6,400,000 shares of New XCF common stock at $11.50. The total value of the liability associated with the Public Warrants and Private Warrants was $7,053,675 and $751,800, measured at fair value as of June 30, 2026, and December 31, 2025, respectively.

On June 12, 2026, the Company issued 100,000 of Placement Agent Warrants with an exercise price of $0.21.  The fair value of the New Warrants at the date of issue was $33,702 and the fair value of the New Warrants at June 30, 2026, was $43,651.

Interest expense

We incurred a loss of $6,549,595 and $2,067,970 million of interest expense, net for the three months ended June 30, 2026, and 2025, respectively. We incurred a loss of $9,633,164 and $3,566,870 million of interest expense, net for the six months ended June 30, 2026, and 2025, respectively. Interest expense consists of interest incurred on our convertible promissory notes and notes payable and late fees on the notes payable. For the three and six months ended June 30, 2026, the Company entered into additional convertible promissory notes and incurred late fees on financial liability as compared to the three and six months ended June 30, 2025, resulting in additional interest expense being incurred during the period.

Other income (expenses), net

We earned other income equal to $108,389 and $(260,732) for the three months ended June 30, 2026, and 2025, respectively. We incurred expenses equal to $424,407 and $(322,748), for the six months ended June 30, 2026, and 2025, respectively. Other expenses primarily consist of gain on settlement of accounts payable, franchise tax, and discount on notes issued.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to account for changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing, or manage the timing of our capital expenditures. As of June 30, 2026, we had a working capital shortage of $238,351,910 (current assets of $12,582,188 less current liabilities of $250,934,098). The significant working capital deficient is primarily due to the notes payable that have been reclassified as current notes payable. These conditions raise substantial doubt about our ability to continue as a going concern.

On April 18, 2025, and April 30, 2025, the Company received notice that New Rise Reno is in default of the terms of the financial liability to Greater Nevada Credit Union (“GNCU”) for its failure to make certain payments that are due and owing thereunder. By letter dated August 6, 2025, GNCU notified New Rise Reno of additional events of default and the acceleration of the full unpaid balances of the GNCU Loan. The acceleration notice indicated that the amount owing as of August 5, 2025, excluding applicable fees, costs, and penalties, is $130,671,882.10. On August 27, 2025, GNCU withdrew the notice of acceleration; however, GNCU did not withdraw, modify, or waive the notice of additional events of default and failure to timely cure ongoing payment default. The Company is in active discussions with GNCU to resolve these matters, including the possibility of a potential forbearance or modified loan payment schedule while the Company seeks and secures financing and ramps-up SAF production. The Company is actively evaluating financing alternatives that, if completed, would allow the refinancing of the GNCU Loan and the Ground Lease payments. However, there can be no assurance that the Company will be able to reach agreement with GNCU to resolve these matters on acceptable terms, or at all. If GNCU pursues one or more of its available remedies and is successful in exercising its possessory or foreclosure remedies, such events would materially disrupt operations and could result in a temporary or permanent cessation of operations at the New Rise Reno production facility.

As part of the acquisition of the Fort Myers and Wilson facilities, Legacy XCF assumed unsecured debt of $(1,519,625). As of the date of this prospectus, the Company is in default under certain of these unsecured loan agreements due to the non-payment of scheduled principal and/or interest amounts. The affected loans have an aggregate principal balance of approximately $983,750 and interest payable of approximately $353,875 and carry maturities ranging from 2021 to 2024. Although the holders have not yet exercised their rights, they could call the notes or take other action at any time. The Company is actively engaged in discussions with the affected lenders regarding potential amendments, forbearance arrangements, or restructuring of the outstanding obligations, but there can be no assurance that such discussions will result in a favorable outcome or a waiver of the existing defaults.

As of the date of this Form 10-Q, the Company has not repaid Polar Multi-Strategy Master Fund $1,200,000 of the assumed liability in connection with the closing of the Prior Business Combination. The unpaid balance carries a penalty interest rate of 120,000 shares per month that the amount remains outstanding. On June 28, 2025, XCF received notice from Polar that it was in technical default of the Polar Subscription Agreement. On October 7, 2025, the Company issued 480,000 shares of Class A common stock to Polar for the default, and on April 24, 2026, the Company issued an additional 600,000 shares of Class A common stock to Polar for the continuing default. In the Company is in the process of issuing an additional 360,000 of Class A common stock for the period through July 2026 as default penalty shares.

As discussed elsewhere in this this Form 10-Q, on April 2, 2026, Phillips 66 delivered notice to New Rise Reno of termination of the P66 Agreement, and the P66 Agreement was terminated as of May 1, 2026. XCF Global continues to evaluate the termination notice and has engaged in settlement discussions with Phillips 66. The parties disagree over whether title to the feedstock has transferred to New Rise Renewables and over the amount that Phillips 66 is owed in connection with the feedstock. As of the date of this Form 10-Q,, New Rise Renewables and Phillips 66 continue to discuss the settlement of this matter. While XCF Global believes the amount due to Phillips 66 is significantly less than the amount claimed, the resolution of the disagreement is uncertain and there can be no assurance that the Company will prevail in its position. The ultimate resolution of these claims could impact the Company’s liquidity and need for cash.

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

Current cash and cash equivalents as of June 30, 2026, excluding restricted cash, totaled $329,084. We do not believe cash on hand will be adequate to satisfy obligations in the ordinary course of business over the next twelve months. Management has assessed the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient funds to pay ongoing operating expenditures and meet its obligations over the next twelve months. Based on this assessment, there are material uncertainties about the business that may cast doubt about the Company’s ability to continue as a going concern. The Company historically was able to obtain certain bridge financing from a significant shareholder (GL Part SPV I, LLC) to fund its operations, but there is no ongoing commitment or obligation to provide such financing in the future. The Company is currently actively seeking new sources of financing, which will enable the Company to meet its obligations for the twelve-month period from the date the financial statements were available to be issued. The financial statements do not give effect to any adjustments that are required to realize assets and discharge liabilities in other than the normal course of business and at amounts different from those reflected in the financial statements. Such adjustments could be material.

The table below presents our cash flows during the six months ended June 30, 2026, and 2025, respectively:

	For the six	For the six
	months ended	months ended
	June 30, 2026	June 30, 2025
Net cash provided by (used in):
Operating activities	$(10,686,369)	$(8,535,798)
Investing activities	(6,355,930)	(1,253,317)
Financing activities	17,212,151	9,787,000
Net increase in cash	$169,852	$(2,115)

Individual components of our cash flows are discussed below:

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2026, and 2025 was $(10,686,369) and $(8,535,798) respectively.

For the six months ended June 30, 2026, net cash used in operating activities of $(10,686,369) primarily consisted of a net loss of $31,945,434, non-cash change in fair value of warrants liabilities of $6,311,824, and a benefit of stock-based compensation expenses of 6,104,584, a decrease in accounts receivable of $21,183,836, a decrease in accounts payable of $4,613,211 and an increase of accrued expenses of $8,782,730.

For the six months ended June 30, 2025, net cash used in operating activities was $(10,868,369). This was primarily due to a net gain of $102,800,908 and a non-cash change in the fair value of warrants of $(206,166,000), a non-cash severance expense of 13,200,000 and a $40,531,000 loss on issuance of debt to a related party.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2026, and 2025 was $6,355,930 and $1,253,317, respectively.

For the six months ended June 30, 2026 and June 30, 2025, net cash used in investing activities primarily consisted of additions to construction in progress of $6,366,930 and $1,474,214, respectively.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2026, and 2025 was $17,212,151 and $9,787,000, respectively.

During the six months ended June 30, 2026, net cash provided by financing activities primarily consisted of proceeds from stock issuances of $14,985,001 and repayment of notes of $1,650,000.

Net cash provided by financing activities during the six months ended June 30, 2025, was $9,787,000. Net cash provided by financing activities consisted of proceeds from member contributions.

Note Conversion - GL Part SPV

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

Note Conversion - SKY MD

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

Note Conversion - Focus Impact Partners

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

Note Conversion - Innovativ Media Group

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

Promissory Note - GL Part SPV

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

On May 25, 2026, the Company entered into a securities purchase agreement with EEME Energy SPV I, LLC (“EEME”), pursuant to which the Company agreed to issue 13,333,340 shares of its Common Stock for aggregate gross proceeds of approximately $2 million at a price per share of $0.15.

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

Hollywood Horizons, Inc.

On July 16, 2026, the Company entered into a Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement (the “Note and Security Agreement”) with Hollywood Horizons, Inc. (“Hollywood”) pursuant to which the Company entered into a $400,000 senior secured loan with a 25% original issue discount, resulting in a purchase price of $300,000.

The loan amount is equal to $400,000 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly, with a non-amortizing two (2) month term. Interest is calculated on a 360-day year basis. The loan balance, including any accrued interest, is due in full 60 days after funding, with optional prepayment allowed without penalty. Default interest accrues at 18% per annum. The Company must make mandatory prepayments from (i) the first and any subsequent revenue collections from the sale of any products or services and (ii) the proceeds of any assets that are sold outside the ordinary course of business, until the loan is fully repaid.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Common Stock pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Hollywood a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Hollywood immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries

GL PART SPV II, LLC

On July 17, 2026, XCF the Company, entered into a warrant purchase agreement (the “Warrant Purchase Agreement”) with GL PART SPV II, LLC (“GL PART SPV II”), pursuant to which, among other things, the Company agreed to issue and sell to GL PART SPV II and GL PART SPV II agreed to purchase from the Company in a private placement a Common Stock purchase warrant (the “Initial Warrant”) to purchase up to 6,891,798 shares of Common Stock, at an exercise price of $2.50 per share, subject to adjustment in accordance with the terms of the Initial Warrant. GL PART SPV II is to pay $1,000,000 for the Initial Warrant, which is equal to $0.1451 per share of Common Stock underlying the Initial Warrant (the “Per Warrant Share Purchase Price”). Subject to the satisfaction or waiver of the closing conditions set forth in the Warrant Purchase Agreement, the closing of the sale of the Initial Warrant (the “Initial Closing”) is to occur to occur on July 31, 2026, or such other date as may be agreed by the Company and GL PART SPV II.

The Warrant Purchase Agreement also provides that, at GL PART SPV II’s sole discretion, GL PART SPV II may purchase from the Company up to an additional $99.0 million of Common Stock purchase warrants (each, an “Additional Warrant” and, collectively, the “Additional Warrants”, and together with Initial Warrants, the “Warrants”), with terms substantially identical to the Initial Warrant. The Additional Warrants may be purchased on July 31, 2026, August 31, 2026, September 30, 2026, October 30, 2026, November 30, 2026, December 31, 2026, or such other dates prior to December 31, 2026 as may be mutually agreed upon by the Company and GL PART SPV II. The price to be paid for the Additional Warrants will be based on a formula set forth in the Warrant Purchase Agreement, which takes into account the Black-Scholes value of each Warrant. The Warrant Purchase Agreement provides that (i) the aggregate number of shares of Common Stock issuable upon exercise of the Warrants issued under the Warrant Purchase Agreement may not exceed 50,000,000 shares and (ii) the Per Warrant Share Purchase Price for the Additional Warrants may not be less than $0.10.

GL PART SPV II is controlled by Majique Ladnier, who is the largest beneficial owner of the Common Stock.

The Warrant Purchase Agreement contains customary representations and warranties, and the sale of the Warrants is subject to customary closing conditions. The exercise price of the Warrants and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustments for stock splits, combinations, stock dividends or similar events. The Warrants may be exercised for cash or on a cashless basis.

Registration Rights Agreement

Pursuant to the terms of the Warrant Purchase Agreement, the Company and GL PART SPV II have agreed to enter into a Registration Rights Agreement (the “Registration Rights Agreement”) at the Initial Closing, pursuant to which, among other things, the Company will agree to (i) file a shelf registration statement (the “Registration Statement”) providing for the registration of the resale of the Warrants and the shares of Common Stock underlying the Warrants (collectively, the “Registrable Securities”) under the Securities Act on or before December 4, 2026 (the “Filing Deadline”), unless GL PART SPV II notifies the Company prior to November 30, 2026 that it may purchase one or more Additional Warrants after November 30, 2026 and before December 31, 2026, in which case the Filing Deadline shall be January 5, 2027, (ii) use its reasonable best efforts to cause the Registration Statement to be declared effective after its filing at the earliest possible date, but no later than the earlier of (a) the 120th calendar day following the initial filing date of the Registration Statement if the SEC notifies the Company that it will “review” the Registration Statement and (b) the fifth Business Day after the date the Company is notified by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review, and (iii) maintain the effectiveness of the Registration Statement until the earlier of: the (a) date on which GL PART SPV II shall have resold all the Registrable Securities covered thereby; (b) the date on which the Registrable Securities may be resold by GL PART SPV II without registration and without regard to any volume or manner-of-sale limitations by reason of Rule 144 under the Securities Act (“Rule 144”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 or any other rule of similar effect; (c) the date on which all legends restricting transfer of the Registrable Securities under the Securities Act have been removed from the Registrable Securities.

Lombard Street Partners, LLC

On July 20, 2026, the Company entered into a Securities Purchase Agreement with Lombard Street Partners, LLC (“Lombard”), pursuant to which the Company sold 6,666,667 shares of its Common Stock to Lombard for an aggregate amount of $1,000,000.05. The Company agreed to issue one half of such shares promptly after the execution of such agreement and the remainder of such shares on July 24, 2026. The purchase price also is being paid in two installments, with one half paid on July 22, 2026 and the remainder paid on July 24, 2026.

The Company agreed to file a registration statement with the Securities and Exchange Commission registering the resale of such shares within two weeks following the effective date of its Form S-4 registration statement related to its proposed business combination among the Company, Southern Energy Renewables, Inc. and DevvStream Corp.

Brown Stone Capital Limited

On July 1, 2026, the Company entered into a Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement (the “Note and Security Agreement”) with Brown Stone Capital Limited (“Brown Stone”) pursuant to which the Company entered into a $1,000,000 senior secured loan with a 25% original issue discount, resulting in a purchase price of $750,000.

The loan amount is equal to $1,000,000 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly, with a non-amortizing two (2) month term. Interest is calculated on a 360-day year basis. The loan balance, including any accrued interest, is due in full 60 days after funding, with optional prepayment allowed without penalty. Default interest accrues at 18% per annum. The Company must make mandatory prepayments from (i) the first and any subsequent revenue collections and (ii) the proceeds of any assets that are sold outside the ordinary course of business, until the loan is fully repaid.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Common Stock pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Brown Stone a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Brown Stone immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries

Encore DEC, LLC

On May 6, 2026, the Company, New Rise Reno, a subsidiary of the Company, and Encore DEC, LLC (“Encore”) entered into a payable acknowledgement and settlement agreement (the “Encore Agreement”), pursuant to which approximately $16.7 million of outstanding accounts payable due to Encore DEC will be settled through the issuance of 37,033,386 shares of the Company’s Common Stock. Encore provides Engineering, Procurement and Construction (“EPC”) services to the Company. Encore is 100% owned by Randy Soule, one of the major shareholders of the Company, and has provided feedstock degumming hydrotreater off gas conservation system construction services and sustainable aviation fuel conversion services to New Rise Reno.

Under the Encore Agreement, the conversion price is equal to the greater of: (a) the average closing price of XCF Common Stock on Nasdaq for the five (5) trading days immediately preceding the Effective Date, and (b) the closing price on the trading day immediately preceding the Effective Date (the “Conversion Price”). The conversion price was determined to be $0.451 per share and will result in 37,033,386 shares of Common Stock being issued to Encore. After the conversion, Randall Soule will beneficially own approximately 30.56% of the Company’s outstanding Class A Common Stock.

Abri Capital Limited

On August 12, 2026, the Company entered into a Note and Security Agreement with Abri Capital Limited (“Abri”) pursuant to which the Company entered into a $666,666 senior secured loan with a 25% original issue discount, resulting in a purchase price of $500,000.

The loan amount is equal to $666,666 with a 25% original issue discount. The note bears interest at ten percent (10%) per annum, payable monthly and on the August 20, 2026 (the “Maturity Date”). Default interest accrues at 18% per annum. The note is non-amortizing and no payments are due prior to the Maturity Date.

Additionally, the Company agreed to issue a non-refundable commitment fee of 500,000 shares (the “Commitment Fee”) of its Class A Common Stock, par value $0.0001 (“Common Stock”) pursuant to the Note and Security Agreement.

To secure the loan, the Company granted Abri a first-priority security interest in all inventories, accounts, environmental attributes, deposit and securities accounts, equipment, chattel paper, and proceeds. The security interest granted only covers assets of XCF Global, Inc. and does not extend to the assets held by any subsidiaries of the Company. In addition, the Company must reserve 5,000,000 shares of authorized but unissued Common Stock as Penalty of Default Shares, (the “Default Shares”) to be issued to Abri immediately upon any Event of Default (as defined in the Note and Security Agreement). The secured loan is the sole responsibility of XCF Global, Inc. and is not guaranteed by any of the Company’s subsidiaries.

Contractual Obligations

The Company has a long-term financial liability of $132,825,754 related to a real estate lease arrangement. There are no other long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities.

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

As of June 30, 2026, we had cash, excluding restricted cash, of $329,084 to settle current liabilities of $250,934,098 which fall due for payment within twelve months of the balance sheet date.

Refer to “Liquidity and Capital Resources” for further discussion of liquidity risk and the measures we are taking to mitigate this risk.

Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect our income or the value of holdings or financial instruments. As of June 30, 2026, we had cash of $329,084 denominated in US dollars, which we believe does not have significant market risk exposure. Our Southeast Convertible Note and other promissory notes have a fixed interest rate; therefore, we are not exposed to market risk for changing interest rates.

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

Inventory

Inventories are comprised of raw materials, work-in-process and finished goods, and are stated at the lower of cost or net realizable value. Cost is determined by using the weighted average method. Management compares the cost of inventories with the net realizable value, and an allowance is made to write down inventories to market value, if lower. Net realizable value is the estimated selling price in the ordinary course of business, less predictable cost of completion and applicable selling expenses. The cost of inventories includes inbound freight costs. As of June 30, 2026, the Company has $6,331,240 and $991,155 of raw materials and finished goods inventory, net of reserves, respectively. As a result of and in accordance with Amendment No. 9, all feedstock at the New Rise Reno facility has entered the process for conversion and therefore, all raw material has been recorded as raw material inventory.  On April 1, 2026, the P66 agreement was terminated (see Note 11).

Impairment of Long-Lived Assets

Long-lived assets, including construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If an asset group is determined not to be recoverable, the asset group’s carrying value is considered to be impaired. The impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair market value of the assets and is allocated to individual assets in the asset group on a relative fair value basis, not to be reduced below an individual asset’s fair value. During the periods ended June 30, 2026 and December 31, 2025, no triggering events were identified that would require a quantitative assessment. During the periods ended June 30, 2026, and December 31, 2025, no impairment expense was recognized.

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

For Legacy XCF, the following material weaknesses were present at December 31, 2025 and have not been remediated as of June 30, 2026: (a) lack of controls for the review and approval of journal entries and (b) lack of formal risk assessment process to reduce the risk of material misstatement and (c) controls not designed to ensure the financial reporting process operates effectively, including accounting for the Business Combination and (d) inappropriate design and operation of IT general controls and (e) there were errors in the calculation, presentation, and disclosure of deferred taxes. Our remediation plans regarding material weaknesses are addressed below.

The Company is in the process of integrating New Rise into its overall internal control framework. New Rise had the following material weaknesses as of December 31, 2025 and have not been remediated as of June 30, 2026; (a) lack of segregation of duties within the accounting function and (b) inappropriate design and operation of IT general controls The above material weakness did not result in a material misstatement of our unaudited condensed consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The former Chief Executive Officer, Mihir Dange, the former Chief Strategy Officer, Gregory Surette and the Chief Marketing Officer, Gregory Savarese are contesting the Company’s proposed separation agreement and have requested arbitration. See prior filings.

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

The ultimate resolution of the P66 disagreement could negatively impact the Company’s financial condition.

As discussed elsewhere in this Form 10-Q, on April 2, 2026, Phillips 66 delivered notice to New Rise Reno of termination of the P66 Agreement, and the P66 Agreement was terminated as of May 1, 2026. As of the date of this filing, XCF Global continues to evaluate the termination notice and has engaged in settlement discussions with Phillips 66. Phillips 66 has requested the return of feedstock. The parties disagree over whether title to the feedstock has transferred to New Rise Renewables and over the amount that Phillips 66 is owed in connection with the feedstock. As of the date of this filing, New Rise Renewables and Phillips 66 continue to discuss the settlement of this matter. While XCF Global believes the amount due to Phillips 66 is significantly less than the amount claimed, the resolution of the disagreement is uncertain and there can be no assurance that the Company will prevail in its position.

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

As of June 30, 2026, the Company had 307,176,442 in restricted shares outstanding.

Holder No.	Holder Name	RSTR Shares
10	BOOTHBAY ABSOLUTE RETURN STRATEGIES, LP	35,808
11	BOOTHBAY DIVERSIFIED ALPHA	17,756
31	SEA OTTER TRADING LLC	40,000
38	FOCUS IMPACT BHAC SPONSOR, LLC	3,306,944
39	TROY CARTER	25,000
40	D’ANGELA (DIA) SIMMS	25,000
55	AKEEVAW NAIMAN (Narrow Road)	1,800,146
134	JOSEPH F CUNNINGHAM	300,000
191	FOCUS IMPACT PARTNERS LLC	257,352
222	GL PART SPV I, LLC	14,187,115
223	GL PART SPV II, LLC	20,588,185
225	GREGORY P. SAVARESE	439,729
226	GREGORY R. SURETTE	480,390
227	GREGORY SEGARS CRIBB	386,217
239	INNOVATIV MEDIA GROUP, INC.	2,131,823
283	JONATHAN SEELEY	309
406	PAUL J. SAVARESE	17,156
410	PEAK INVESTMENTS	600,000
433	RANDALL ERIC SOULE	941,040
441	RESC RENEWABLES HOLDINGS, LLC	66,778,148
479	SKY MD, LLC	7,491,031
485	STEVE GOODWIN	300,000
496	THE DORIS T. WATT LIVING TRUST	33,332
539	WT REAL ESTATE ADVISORS LLC	120,097
547	COWEN AND COMPANY, LLC	54,977
549	SZOP MULTISTRAT LP	40,619
552	TWAIN GL XXVIII, LLC	8,000,000
557	EEME ENERGY SPV I LLC	109,499,560
560	BTIG, LLC	275,144
561	SUMON CHAUDHURI	138,993
562	ENCORE DEC, LLC	37,716,385
571	ERIC EDIDIN	1,360,111
576	BROWN STONE CAPITAL LTD.	23,333,340
578	ROTH CAPITAL PARTNERS, LLC	1,012,353
580	JOSEPH CUNNINGHAM	554,324
581	STEVE GOODWIN	554,324
582	HE MUST INCREASE LLC	848,734
583	INTRACOASTAL CAPITAL LLC	666,667
584	CONNECTIVE CAPITAL I QP LP	509,613
585	CONNECTIVE CAPITAL EMERGING ENERGY QP	2,157,054
586	H.C. WAINWRIGHT & CO., LLC	151,666

		307,176,442

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.
(b)	None.
(c)	Director and Officer Trading Plans and Arrangements. During the quarterly period ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of April 13, 2026, by and among the Company, DevvStream Corp., Southern Energy Renewables Inc., DevvStream Merger Sub Inc., and Southern Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of XCF Global, Inc., filed with the SEC on April 14, 2026).
3.1	Amended and Restated Certificate of Incorporation of XCF Global, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on June 12, 2025)
3.2	Amended and Restated Bylaws of XCF Global, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on June 12, 2025)
4.1	Form of Placement Agent Warrant
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 22, 2026)
10.1	Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global, Inc., Southern Energy Renewables, Inc., DevvStream Corp. and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 26, 2026)
10.2	Forbearance Agreement by and between Twain GL XXVIII, LLC, New Rise Renewables Reno, LLC and XCF Global, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on May 4, 2026)
10.3	Payable Acknowledgement and Settlement Agreement dated May 6, 2026. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on May 12, 2026)
10.4	Form of Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc., filed with the SEC on April 14, 2026).
10.5	Form of Securities Purchase Agreement, by and between the Company and, Brown Stone and EEME Energy SPV I, LLC, dated as of May 25, 2026. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on May 29, 2026)
10.6	Form of Securities Purchase Agreement, dated as of June 11, 2026, by and between the Company and Investors. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on June 12, 2026)
10.7	Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement, dated July 1, 2026, by and between the Company and Brown Stone Capital Limited. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 8, 2026)
10.8	Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement, dated July 1, 2026, by and between the Company and Brown Stone Capital Limited.
10.9	Senior Secured 25% Original Issue Discount Promissory Note and Security Agreement, dated July 16, 2026, by and between the Company and Hollywood. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 22, 2026)
10.10	Warrant Purchase Agreement, dated July 17, 2026, by and between the Company and GL PART SPV II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 22, 2026)
10.11	Form of Registration Rights Agreement by and between the Company and GL PART SPV II, LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 22, 2026)
10.12	Securities Purchase Agreement between the Company and Lombard Street Partners, LLC dated July 20, 2026. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of XCF Global, Inc. filed with the SEC on July 22, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

XCF GLOBAL, INC.

Date: August 14, 2026	By:	/s/ Chris Cooper
Chris Cooper
Chief Executive Officer

	By:	/s/ Harvey Schnitzer
Harvey Schnitzer
Chief Financial Officer

